Form 10QSB
period 1996-03-31
BLUE FISH CLOTHING INC
filed 1996-05-20
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996
                              -------------------------------------
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number:    1-14078
                           -------
                            BLUE FISH CLOTHING, INC.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Pennsylvania                                    22-2781253
             ------------                                    ----------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                No. 3 Sixth Street, Frenchtown, New Jersey 08825
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 996-3844
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
       -------------------------------------------------------------------
(Former Name,Former Address and Former Fiscal Year,If Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X                      NO
                          -----                       -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 17, 1996,
                                                           ---------------------
6,635,305  shares of Common  Stock,  $.001 par value per share,  were issued and
- --------------------------------------------------------------------------------
4,586,609 shares of Common Stock were outstanding.
- --------------------------------------------------------------------------------
  Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                  ----    ----




                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1995 and March 31, 1996                 3

        Statements of Operations - For the Three Months Ended                 4
                March 31, 1995 and March 31, 1996

        Statements of Cash Flows - For the Three Months Ended
                March 31, 1995 and March 31, 1996                             5

        Notes to Financial Statements                                         6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                               9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              13

     ITEM 2.  CHANGES IN SECURITIES                                          13

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                  13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                    13
                     HOLDERS

     ITEM 5.  OTHER INFORMATION                                              13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13

     SIGNATURES                                                              14

INDEX TO EXHIBITS AND EXHIBITS                                               15





                            BLUE FISH CLOTHING, INC.
                             BALANCE SHEETS (NOTE 1)
                                   (UNAUDITED)

                                                                              MARCH 31, 1996
                                                                              --------------
                                                       DECEMBER 31,
                                                          1995           ACTUAL          PRO FORMA
                                                   ----------------      ------          ---------
                                                                                          (Note 4)

 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $     124,862    $     24,764     $     24,764
     Restricted cash                                        81,016         102,863          102,863
     Receivables, net of allowance of                      818,066       1,220,276        1,220,276
          $33,000 and $33,000
     Inventories                                         2,026,988       2,100,491        2,100,491
     Other current assets                                   20,684            -                -
     Deferred income taxes                                    -               -             107,688
                                                     -------------    ------------     ------------
               Total current assets                      3,071,616       3,448,394        3,556,082

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated            743,242         751,347          751,347
          depreciation of $291,567 and $332,935

OTHER ASSETS
     Noncompete and consulting agreement, net               90,667          82,167           82,167
     Security deposits                                      20,201          20,201           20,201
     Deferred offering costs                               512,770         600,398          600,398
     Deferred income taxes                                    -              -               65,878
                                                      ------------     -----------     ------------
                                                      $  4,438,496    $  4,902,507       $5,076,073
                                                      ============    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
     Line of credit                                  $     500,000   $     750,000      $   750,000
     Demand note payable                                      -            100,000          100,000
     Current portion of long-term debt                     189,419         158,247          158,247
     Receivable purchase line of credit                    810,163       1,028,625        1,028,625
     Accounts payable                                      897,732       1,175,258        1,175,258
     Accrued expenses                                      435,287         379,295          379,295
     Shareholder distributions payable                     102,157          52,719           52,719
     Accrued bonus - stock grant                           216,144         216,144          216,144
                                                     -------------    ------------      -----------
               Total current liabilities                 3,150,902       3,860,288        3,860,288

LONG-TERM DEBT                                             109,610         425,916          425,916
DEFERRED COMPENSATION                                      186,845         186,845          186,845
                                                     -------------    ------------      -----------

COMMITMENTS AND CONTINGENCIES
     (Note 8)

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 11,000,000
          shares authorized, 5,848,696 shares issued
          and 3,800,000 shares outstanding                   5,849           5,849            5,849
     Additional paid-in capital                            503,471         503,471          827,175
     Retained earnings                                     711,819         150,138             -
     Less- Treasury stock, 2,048,696 common
          shares, at cost                                 (230,000)       (230,000)        (230,000)
                                                      ------------     -----------     ------------
               Total stockholders' equity                  991,139         429,458          603,024
                                                      ------------     -----------     ------------
                                                      $  4,438,496    $  4,902,507       $5,076,073
                                                      ============    ============     ============


        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.
                        STATEMENTS OF OPERATIONS (NOTE 1)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                1995                1996
                                                                ----                ----


SALES                                                         $1,809,923          $2,752,179
COST OF GOODS SOLD                                               788,278           1,355,301
                                                              ----------          ----------
          Gross margin                                         1,021,645           1,396,878


OPERATING EXPENSES                                               882,623           1,470,718
                                                              ----------          ----------


          Income (loss) from operations                          139,022             (73,840)


INTEREST EXPENSE                                                  34,229              62,980
                                                              ----------          ----------


INCOME (LOSS) BEFORE STATE INCOME
     TAXES                                                       104,793            (136,820)


STATE INCOME TAXES                                                13,322                  900
                                                              ----------          -----------


NET INCOME (LOSS)                                            $    91,471          $  (137,720)
                                                             ===========          ===========

PRO FORMA DATA (Note 3)
     Historical income (loss) before
         income taxes                                        $   104,793        $   (136,820)
     Pro forma income taxes (benefit)                             43,699             (42,277)
                                                             -----------        ------------
PRO FORMA NET INCOME (LOSS)                                 $     61,094        $    (94,543)
                                                            ============        ============

PRO FORMA NET INCOME (LOSS)
     PER SHARE                                              $       0.02        $      (0.02)

PRO FORMA WEIGHTED AVERAGE
     SHARES OUTSTANDING                                        3,834,800           3,800,000



        The accompanying notes are an integral part of these statements.





                            BLUE FISH CLOTHING, INC.
                        STATEMENTS OF CASH FLOW (NOTE 1)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------------------
                                                                                1995                      1996
                                                                                ----                      ----
OPERATING ACTIVITIES
     Net Income (Loss)                                                       $  91,471                 $ (137,720)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities -
          Depreciation and amortization                                         49,689                     49,868
         Net recovery on accounts receivable                                      -                       (57,834)
          (Increase) decrease in assets -
             Accounts receivable                                               (26,792)                  (344,376)
             Inventory                                                         (22,171)                   (73,503)
             Other current assets                                                  (59)                    20,684
             Other assets                                                       (1,100)                      -

          Increase (decrease) in liabilities -
             Accounts payable                                                   59,441                    277,526
             Accrued expenses                                                 (387,887)                   (55,992)
                                                                             ---------                 ----------
                Net cash used in
                    operating activities                                      (237,408)                  (321,347)
                                                                             ---------                 ----------
INVESTING ACTIVITIES
     Payments for purchases of property and equipment                          (98,390)                   (49,473)
                                                                             ---------                 ----------
                 Net cash used in investing activities                         (98,390)                   (49,473)
                                                                             ---------                 ----------
FINANCING ACTIVITIES
     Net borrowings on line of credit                                          300,000                    250,000
     Receivable purchase line of credit, net                                    28,704                    218,462
     Borrowing on long-term debt                                                  -                       450,000
     Repayments on long-term debt                                              (56,227)                   (64,866)
     Deferred offering expenses paid                                              -                       (87,628)
     Stockholder cash distributions                                            (73,564)                  (473,399)
                                                                             ---------                 ----------
                 Net cash provided by financing activities                     198,913                    292,569
                                                                             ---------                 ----------

NET DECREASE IN CASH AND                                                      (136,885)                   (78,251)
     CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                       405,564                    205,878
                                                                             ---------                 ----------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                           $ 268,679                 $  127,627
                                                                             =========                 ==========

CASH PAID DURING THE PERIOD FOR
     Interest                                                                $  34,229                 $   60,580
                                                                             =========                 ==========
     State income taxes                                                      $  13,322                 $      900
                                                                             =========                 ==========



        The accompanying notes are an integral part of these statements.




                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING MARCH 31, 1996
                      ------------------------------------


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:
- ---------------------------------------------------

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to Registration Statement on Form SB-2 (Registration No. 33-97418-NY) for Blue Fish Clothing, Inc. (the Company) and the Company's Annual Report on Form 10-KSB for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the quarter ended March 31, 1996 or any other interim period, are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INITIAL PUBLIC OFFERING:
- ---------------------------------

On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). As of May 13, 1996 the Company sold 786,609 shares in the offering and the offering has been closed yielding net proceeds of approximately $3,400,000. Costs incurred in relation to this offering have been separately identified in Other Assets, and will be reclassified to additional paid in capital in the second quarter.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
- ---------------------------------------------------------

Inventories
- -----------
The components of inventory as presented are as follows:

                                  December 31, 1995             March 31, 1996
                                  -----------------             --------------

Raw materials                          $200,297                      $177,472
Work-in-process                         689,337                       533,079
Finished goods                        1,137,354                     1,389,940
                                     ----------                    ----------
                                    $ 2,026,988                    $2,100,491
                                    ===========                    ==========



Major Customers and Concentration of Credit Risk
- ------------------------------------------------
The Company has one significant customer that accounted for 18.9% and 12.6% of total sales through December 31, 1995 and March 31, 1996, respectively. This same customer accounted for 16.5% and 10.1% of net accounts receivable at December 31, 1995 and March 31, 1996, respectively.


NOTE 4 - PRO FORMA INFORMATION:
- -------------------------------

Balance Sheet Effect
- --------------------
The pro forma balance sheet of the Company as of March 31, 1996 reflects (1) the net deferred income tax asset which will be recorded by the Company as a result of the termination of its S Corporation status upon the closing of the Company's initial public offering (estimated at $173,566 at March 31, 1996), and (2) the reclassification of all S Corporation earnings to additional paid-in capital.

Pro Forma Statement of Operations Data
- --------------------------------------
For informational purposes, the accompanying statements of operations for the quarter ended March 31, 1995 and 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax (benefit) rate and the pro forma income tax (benefit) rate for all periods presented are as follows:

                                                         1995            1996
                                                         ----            ----

Federal statutory tax rate                              34.0%           (34.0)%
State income taxes, net of federal benefit               6.8             (5.0)
Other                                                    0.9              8.1
                                                        ----             ----
                                                        41.7%           (30.9)%
                                                        ====             ====

Pro Forma Net Income (Loss) Per Share
- -------------------------------------
Pro forma net income (loss) per share was calculated by dividing pro forma net income (loss) by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents which consist of stock options. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which were authorized and will become issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing pro forma net income (loss) per share as if they were outstanding for all periods presented using the treasury stock method and the offering price of $5.00 per share.



NOTE 5 - FACTORING AND FINANCING AGREEMENTS:
- --------------------------------------------

During 1995, the Company had a receivable purchases line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,000,000. The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.25% of these receivables. In February, 1996, the Company refinanced this purchase line of credit with another bank subject to identical conditions of the original agreement.


NOTE 6 - LINE OF CREDIT:
- ------------------------

The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. At March 31, 1996, $750,000 of this line of credit was advanced and outstanding.


NOTE 7 - LONG-TERM DEBT:
- ------------------------

On January 2, 1996, the Company borrowed $450,000 from a majority shareholder subject to certain repayment conditions (see Note 10).


NOTE 8 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

Operating Leases
- ----------------
Effective January 1, 1996, the Company entered into a five-year lease to secure a wholesale showroom space in New York City, New York at an annual rental of $59,520.

On January 5, 1996, the Company entered a five-year lease to operate a retail store in Austin, Texas. This lease, which is expected to commence in the Fall, 1996, has escalating monthly rents of $4,356 to $4,982.


NOTE 9 - STOCKHOLDERS' EQUITY AND CHANGE OF OWNERSHIP:
- ------------------------------------------------------

The Company experienced no change of ownership during the first quarter of 1996. Subject to a request made of and approved by the Board of Directors in September, 1995, on January 2, 1996, a majority shareholder withdrew $450,000 of equity as a shareholder distribution (see Note 10).




NOTE 10 - RELATED PARTY TRANSACTIONS:
- -------------------------------------

The Company leases one of its facilities from the father of the Company president and majority stockholder under a ten-year operating lease for approximately $35,000 per year. The Company also leases additional office space from this same individual on a month-to-month lease for approximately $11,000 per year.

On January 2, 1996, the Company's majority shareholder withdrew $450,000 of the taxed but undistributed S corporation earnings. The shareholder loaned these funds back to the Company on an unsecured basis and has waived the right to receive any further distributions of S corporation earnings other than to pay taxes on S corporation earnings. The Company borrowed these funds from the shareholder and issued a promissory note in the amount of $450,000 and bearing interest at 7%. Interest is payable monthly, and the principal is due on demand subject to certain limitations, as defined, including limiting payment to $100,000 in any 12 month period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS:
- --------------

THREE MONTHS ENDED MARCH 31, 1996 ("1996 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 1995 ("1995 QUARTER")


         SALES. The Company's sales increased by $942,256 or 52.1% from $1,809,923 in the 1995 quarter to $2,752,179 in the 1996 quarter. The Company's wholesale sales increased by 59.5% from $1,379,783 in the 1995 quarter to $2,200,686 in the 1996 quarter, its retail sales increased by 27.4% from $426,667 in the 1995 quarter to $543,512 in the 1996 quarter and craft fair sales increased by 129.8% from $3,473 in the 1995 quarter to $7,981 in the 1996 quarter. The Company attributes the wholesale sales increase during the 1996 quarter primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Company's direct sales Messenger Program, and the February, 1996 opening of its New York City showroom. The retail sales increase was primarily due to a 30.6% increase in same store sales at the Company's Frenchtown retail location, from $244,966 in the 1995 quarter to $319,863 in the 1996 quarter, which the Company attributes to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. The Company opened the Santa Fe store in December 1994, which achieved $144,976 in the 1996 quarter, up 67.3% from its $86,634 sales in the 1995 quarter. This growth was offset in part by a 17.2% decrease in same store sales at the Company's Taos retail location, from $95,067 in the 1995 quarter to $78,673 in the 1996 quarter, which the Company attributes primarily to migration of business to its new Santa Fe, New Mexico retail location.


         GROSS MARGIN. The major components impacting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 5.6 percentage points from 56.4% in the 1995 quarter to 50.8% in the 1996 quarter. The Company attributes this decrease to the discounted sale of outside vendor inventory in its retail stores in order to increase the merchandising mix of Company product. Also, excess merchandise from prior seasons was sold to wholesale customers, at reduced margins. The increased wholesale sales as a percentage of total sales for the quarter also reduced gross margin percentages.


         OPERATING EXPENSES. The Company's operating expenses increased by 66.6% from $882,623 to $1,470,718 in the 1996 quarter and increased as a percentage of sales by 4.6 percentage points from 48.8% in the 1995 quarter to 53.4% in the 1996 quarter. The increase in operating expenses in the 1996 quarter was primarily due to the addition of management team members and staff support, insurance, and accounting expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth. Management expects that operating expenses as a percentage of sales will decline throughout 1996 due to sales seasonality and planned growth.


         INTEREST EXPENSE. The Company's interest expense increased by $28,751 or 84% from $34,229 in the 1995 quarter to $62,980 in the 1996 quarter due to increased borrowings for the Company's working capital needs including increased usage of its inventory line of credit (up $250,000 from the 1995 period).


         NET INCOME (LOSS). As a result of the foregoing, income (loss) before pro forma income tax provision (benefit) decreased $241,613 or 231% from income of $104,793 in the 1995 quarter to a loss of $136,820 in the 1996 quarter. Pro forma net income (loss) after taxes decreased by $155,637 or 255% from income of $61,094 in the 1995 quarter to a loss of $94,543 in the 1996 quarter. Although the addition of senior managers, support staff and a new retail store have and may continue to temporarily reduce net income, the Company believes these expenditures are imperative for the Company's anticipated future growth. Higher levels of fixed costs will be diluted by anticipated future sales expansion. The Company expects to recognize reduced earnings throughout the first half of 1996 due to continued infrastructure improvements.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

         On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). As of May 13, 1996 the Company sold 786,609 shares in the offering and the offering has been closed. The public offering generated approximately $3,400,000, net of transaction costs, of additional liquidity to the Company.



         Since its inception, the Company has financed its operations through bank lines of credit, factoring agreements, bank notes and capital lease financing, which has subjected the Company to significant financial constraints. At March 31, 1996 the Company had $127,628 in cash and cash equivalents (of which $102,863 was restricted), a receivable purchase line of credit for up to $1,000,000 (with $1,028,625 outstanding and in transit) and a demand bank line of credit for up to $1,000,000 (with a $750,000 outstanding balance). At March 31, 1996, the Company had negative working capital of $411,894, reflecting a decrease in working capital of $332,608 from a working capital deficit of $79,286 on December 31, 1995. Working capital is defined as current assets less current liabilities. As a result of the Company's direct public offering, the Company has working capital of approximately $3,400,000, as of May 13, 1996.

         At March 31, 1996, the Company's current liabilities included a stockholder distribution payable of $52,719 for the payment of income taxes by the two stockholders. This amount was recorded in 1995 as an equity distribution and corresponding accrued liability.

         Net cash used in operations was $321,347 during the three months ended March 31, 1996, consisting primarily of increases in accounts receivable of $344,376 and operating losses of $137,720, which were partially offset by period payables increases of $277,526. Net cash used in operating activities during the same period for 1995 was $237,408 and consisted primarily of the Company's net income of $91,471, which was more than offset by decreased accrued expenses ($387,887) due to tax payments made in 1995.

         Net cash used in investing activities during the three month periods ended March 31, 1996 and 1995 was $49,473 and $98,390, respectively, consisting of capital expenditures to purchase property and equipment, including the opening of the Company's Santa Fe retail store, the renovation of its Taos retail store and the implementation of the Company's management information system foundation in 1995. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom. The Company anticipates that future investing activities will be funded substantially by the proceeds of its Offering, as described by "Use of Proceeds" under Form SB-2, Registration Number 33-97418-NY.

         Net cash provided by financing activities in the 1996 period was $292,569, consisting primarily of borrowings of $250,000 on the Company's line of credit, receivables advances of $218,462, and $450,000 in borrowings from a majority shareholder. This funding was offset in part by $473,399 shareholder distributions as a withdrawal of accumulated S corporation earnings ($450,000) and the payment of shareholder taxes. Net cash provided by financing activities in the same period for 1995 was $198,913, consisting primarily of borrowings on the Company's line of credit.

         During 1995, the Company had a receivable purchases line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,000,000. The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.25% of these receivables. In February, 1996, the Company refinanced this purchase line of credit with another bank subject to identical conditions of the original agreement. This type of agreement has provided a beneficial source of liquidity to the Company since its implementation in December 1994.

         The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. At March 31, 1996, $750,000 of this line of credit was advanced and outstanding.




                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable


ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable


ITEM 5.  OTHER INFORMATION
         -----------------
         Effective May 20, 1996 the Company has appointed Richard Swarttz as the Company's Chief Financial Officer and Treasurer to replace Marc Wallach who was serving as acting Chief Financial Officer and acting Treasurer. Mr. Swarttz wil be paid a base salary of $76,000 per year and granted options to purchase 10,000 shares of the Company's Common Stock exercisable in increments of 20% over 5 years at an exercise price of $4.00 per share. Mr. Wallach will continue to serve as the Company's Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
   (a)  EXHIBITS
        10.23 Employment Agreement by and between Blue Fish Clothing, Inc. and Richard Swarttz dated April 29, 1996 and effective
                 May 20, 1996.

        27       Financial Data Schedule.

   (b)  REPORTS ON FORM 8-K.
         Not applicable



                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on May 20, 1996.


                                       BLUE FISH CLOTHING, INC.
                                       (Registrant)





DATE: May 20, 1996                     /s/Marc Wallach
                                       ______________________________
                                       Marc Wallach
                                       Chief Executive Officer,
                                       Acting Chief Financial Officer and
                                       Acting Treasurer



                            BLUE FISH CLOTHING, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                INDEX TO EXHIBITS


      EXHIBIT NO.   DESCRIPTION

         10.23 Employment Agreement by and between Blue Fish Clothing, Inc. and Richard Swarttz dated April 29, 1995 and effective
                    May 20, 1996.

         27         Financial Data Schedule

