Form 10QSB
period 1996-06-30
BLUE FISH CLOTHING INC
filed 1996-08-19
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

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



                                       N/A
                                       ---
                 (Former Name, Former Address and Former Fiscal
                       Year, If Changed Since Last Report)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                          NO     X
                             ----                           ----

(Issuer has been subject to the filing requirements only since November 13, 1995.)

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 15, 1996, 6,635,896 shares of Common Stock, $.001 par value per share, were issued and 4,587,200 shares of Common Stock were outstanding.

     Transitional Small Business Disclosure Format (check one):

                        YES                           NO      X
                            ----                            ----


                            BLUE FISH CLOTHING, INC.

                                     INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1995 and June 30, 1996                    3

        Statements of Operations - For the Three and Six Months Ended           4
                June 30, 1995 and June 30, 1996

        Statements of Cash Flows - For the Six Months                           5
                Ended June 30, 1995 and June 30, 1996

        Notes to Financial Statements                                           6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                        10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                 15

     ITEM 2.  CHANGES IN SECURITIES                                             15

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                     15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                       15
              HOLDERS

     ITEM 5.  OTHER INFORMATION                                                 15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  15

     SIGNATURES                                                                 16




                            BLUE FISH CLOTHING, INC.
                                 BALANCE SHEETS
                                 --------------
                                   (UNAUDITED)

                                                     DECEMBER 31,               JUNE 30,
     ASSETS                                             1995                      1996
     ------                                        ----------------          ----------------

CURRENT ASSETS
     Cash and cash equivalents                       $     124,862            $    3,293,970
     Restricted cash                                        81,016                    69,599
     Receivables, net of allowance of                      818,066                   813,568
          $33,000 and $33,000
     Inventories                                         2,026,988                 2,350,991
     Other current assets                                   20,684                    80,261
     Deferred income taxes                                       -                   107,688
                                                     -------------            --------------
               Total current assets                      3,071,616                 6,716,077

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated            743,242                   716,565
          depreciation of $291,567 and $375,788

OTHER ASSETS:
     Noncompete and consulting agreement, net               90,667                    73,667
     Security deposits                                      20,201                    20,501
     Deferred offering costs                               512,770                         -
     Deferred income taxes                                       -                    15,878
                                                   ----------------          ----------------
                                                      $  4,438,496            $    7,542,688
                                                   ================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITES
     Line of credit                                  $     500,000            $      870,000
     Current portion of long-term debt                     189,419                   322,426
     Receivable purchase line of credit                    810,163                   695,992
     Accounts payable                                      897,732                   672,534
     Accrued expenses                                      435,287                   428,983
     Shareholder distributions payable                     102,157                    52,719
     Accrued bonus - stock grant                           216,144                   176,845
                                                     -------------            --------------
               Total current liabilities                 3,150,902                 3,219,499
                                                     -------------            --------------
LONG-TERM DEBT                                             109,610                   317,139
                                                     -------------            --------------
ACCRUED BONUS - STOCK GRANT                                186,845                     6,519
                                                     -------------            --------------
COMMITMENTS AND CONTINGENCIES
     (Note 8)

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 11,000,000
          shares authorized, 5,848,696 and 6,635,896
          shares issued and 3,800,000 and 4,587,200
          shares outstanding, respectively                   5,849                     6,636
     Additional paid-in capital                            503,471                 4,038,313
     Retained earnings                                     711,819                   184,582
     Less- Treasury stock, 2,048,696 common
          shares, at cost                                 (230,000)                 (230,000)
                                                     -------------            --------------
               Total stockholders' equity                  991,139                 3,999,531
                                                     -------------            --------------
                                                      $  4,438,496            $    7,542,688
                                                     =============            ==============

              The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                                   --------                            --------
                                                            1995             1996                1995            1996
                                                            ----             ----                ----            ----
SALES                                                     $2,397,115        $3,121,717         $4,207,038       $5,873,896
COST OF GOODS SOLD                                         1,052,803         1,459,890          1,841,081        2,815,191
                                                        -------------      ------------       ------------   --------------
          Gross margin                                     1,344,312         1,661,827          2,365,957        3,058,705


OPERATING EXPENSES                                         1,219,402         1,472,275          2,102,025        2,942,993
                                                        -------------      ------------       ------------   --------------

          Income from operations                             124,910           189,552            263,932          115,712


INTEREST EXPENSE, NET                                         40,867            31,259             75,096           94,239
                                                        -------------     -------------       ------------   --------------

INCOME BEFORE PROVISION FOR
     INCOME TAX                                               84,043           158,293            188,836           21,473


INCOME TAX PROVISION (BENEFIT) (Note 4)                        6,020          (149,427)            13,527         (163,109)
                                                        -------------    --------------      -------------   --------------

NET INCOME                                               $    78,023      $    307,720        $   175,309      $   184,582
                                                        =============    ==============      =============   ==============


PRO FORMA DATA (Note 5) unaudited:
     Historical income before income taxes               $     84,043     $    158,293        $   188,836     $     21,473
     Pro forma income tax provision                            35,045           77,089             78,744           10,457
                                                        -------------    --------------      -------------   --------------
PRO FORMA NET INCOME                                     $     48,998     $     81,204        $   110,092     $     11,016
                                                        =============    ==============      =============   ==============

PRO FORMA NET INCOME PER SHARE                           $       0.01     $       0.02        $      0.03     $       0.00

PRO FORMA WEIGHTED AVERAGE SHARES
   OUTSTANDING                                             3,831,800         4,290,519          3,831,800        4,064,172



        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.
                             STATEMENTS OF CASH FLOW
                             -----------------------
                                   (UNAUDITED)


                                                                                     Six Months Ended June 30,
                                                                            ---------------------------------------------
                                                                                1995                        1996
                                                                                ----                        ----
OPERATING ACTIVITIES:
     Net Income                                                                $ 175,309              $   184,582

     Adjustments to reconcile net income to net cash
        used in operating activities -
          Depreciation and amortization                                           79,081                  101,222
          Deferred tax benefit                                                          -                (173,566)
          Provision for losses (recoveries) on accounts receivable                33,644                  (10,024)
          (Increase) decrease in assets -
             Accounts receivable                                                 (73,636)                  14,522
             Inventory                                                          (521,755)                (324,003)
             Other current assets                                                 23,634                   (9,577)
             Other assets                                                             22                     (300)

          Increase (decrease) in liabilities -
             Accounts payable                                                    330,107                 (225,198)
             Accrued expenses                                                   (189,256)                  (6,304)
             Accrued bonus - stock grant                                               -                 (219,625)
                                                                            -------------            -------------
                Net cash used in
                    operating activities                                        (142,850)                (668,271)
                                                                            -------------            -------------
INVESTING ACTIVITIES:
     Payments for purchases of property and equipment                           (109,780)                 (57,545)
                                                                            -------------            -------------
                 Net cash used in investing activities                          (109,780)                 (57,545)
                                                                            -------------            -------------
FINANCING ACTIVITIES:
     Net borrowings on line of credit                                            300,000                  370,000
     Receivable purchase line of credit, net                                      96,149                 (114,171)
     Borrowing on long-term debt                                                       -                  450,000
     Repayments on long-term debt                                                (36,209)                (109,464)
     Net cash proceeds received from public offering                                   -                3,751,068
     Stockholder cash distributions                                             (201,706)                (463,926)
                                                                            -------------            -------------
                 Net cash provided by financing activities                       158,234                3,883,507
                                                                            -------------            -------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            (94,396)               3,157,691
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                         405,564                  205,878
                                                                            -------------            -------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                             $ 311,168              $ 3,363,569
                                                                            =============            =============

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                  $  75,096              $    91,543
                                                                            =============            =============
     Taxes                                                                     $  13,527              $     2,426
                                                                            =============            =============


        The accompanying notes are an integral part of these statements.

                           BLUE FISH CLOTHING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING JUNE 30, 1996
                      -----------------------------------

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:
- ---------------------------------------------------

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Blue Fish Clothing, Inc.'s (the "Company") annual report on Form 10-KSB for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months and six months ended June 30, 1996 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INITIAL PUBLIC OFFERING:
- ---------------------------------

On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the public offering was closed as of May 15, 1996, generating cash of $3,238,299, net of total transaction costs of $697,701. Upon the closing of the offering, offering costs deferred prior to the offering were reclassified to stockholder's equity and the Company converted to C Corporation status and recorded deferred income tax assets of $173,566 (see Note 4). All S Corporation earnings were reclassified to additional paid in capital.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
- ---------------------------------------------------------

Inventories
- -----------
The components of inventory as presented are as follows:

                                    December 31,             June 30,
                                        1995                   1996
                                        ----                   ----

        Raw materials               $   200,297             $   334,352
        Work-in-process                 689,337                 581,901
        Finished goods                1,137,354               1,434,738
                                      ---------               ---------
                                    $ 2,026,988             $ 2,350,991
                                    ===========             ===========


Major Customers and Concentration of Credit Risk
- ------------------------------------------------
The Company has one significant customer that accounted for 18.9% and 10.0% of total sales through December 31, 1995 and June 30, 1996, respectively. This same customer accounted for 16.5% and 5.0% of net accounts receivable at December 31, 1995 and June 30, 1996, respectively.

NOTE 4 - INCOME TAXES:
- ----------------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Prior to the closing of the Offering, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the stockholders' tax returns. The Company had also elected S Corporation status in certain states and, therefore, had recorded a provision for state income taxes for those states that do not recognize or partially recognize S Corporation treatment.

Shortly before the closing of the Offering, the Company terminated its status as an S Corporation and is now subject to federal and additional state income taxes. The Company recorded a tax benefit of $173,566 as a result of establishing deferred income tax assets upon its conversion to a C Corporation.

The provision for income taxes is as follows:

                                                  Three Months      Six Months
                                                     ended            ended
                                                    June  30,        June 30,
                                                      1996             1996
                                                      ----             ----

        Federal                                    $  22,613         $  8,031
        State                                          1,526            2,426
                                                       -----            -----
                                                      24,139           10,457
        Reinstatement of deferred income tax        (173,566)        (173,566)
                                                    --------         --------
                                                 $  (149,427)     $  (163,109)
                                                 ===========      ===========

The approximate income tax effect of each type of temporary difference at June 30, 1996 is as follows:

        Current deferred income tax assets:
             Uniform inventory capitalization           $   12,971
             Accrued bonus stock grant                      66,788
             Accruals and reserves not currently
                deductible for tax                          27,929
                                                            ------
                                                           107,688
                                                           -------
        Noncurrent deferred income tax assets:
             Depreciation                                   11,233
             Other                                           4,645
                                                             -----
                                                            15,878
                                                            ------
             Net deferred income tax asset              $  123,566
                                                        ----------

NOTE 5 - PRO FORMA INFORMATION:
- -------------------------------

Pro Forma Statement of Operations Data
- --------------------------------------
For informational purposes, the accompanying statements of operations for the quarter and year-to-date ended June 30, 1995 and 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                                1995             1996
                                                                ----             ----
        Federal statutory tax rate                              34.0%            34.0%
        State income taxes, net of federal benefit                6.8              7.9
        Other                                                     0.9              6.8
                                                                  ---              ---
                                                                 41.7%           48.7%
                                                                 ====            ====

Pro Forma Net Income Per Share
- ------------------------------
Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents which consist of stock options. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which were authorized and will become issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented using the treasury stock method and the offering price of $5.00 per share.


NOTE 6 - FACTORING AND FINANCING AGREEMENTS:
- --------------------------------------------

During 1995, the Company had a receivable purchases line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,000,000. The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.25% of these receivables. In February, 1996, the Company refinanced this purchase line of credit with another bank subject to identical conditions of the original agreement. This line of credit was increased to $1,500,000 on June 21, 1996.

NOTE 7- LINE OF CREDIT:
- -----------------------

The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. At June 30, 1996, $870,000 of this line of credit was advanced and outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

Operating Leases
- ----------------
Effective January, 1, 1996, the Company entered into a six-year lease to secure a wholesale showroom space in New York City, New York at an annual rental of $59,520.

On January 5, 1996, the Company entered a five year lease to operate a retail store in Austin, Texas. This lease, which is expected to commence in the Fall, 1996, has scaleable monthly rents of $4,356 to $4,982.

NOTE 9 - RELATED PARTY TRANSACTION:
- -----------------------------------

The Company leases one of its facilities from the father of the Company president and majority stockholder under a ten-year operating lease for approximately $30,000 per year. The Company also leases an apartment from this same individual on a month-to-month lease for approximately $9,500 per year.

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


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS:
- --------------

SIX MONTHS ENDED JUNE 30, 1996 ("1996 PERIOD") COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 ("1995 PERIOD")

     SALES. The Company's sales increased by $1,666,858 or 39.6% from $4,207,038 in the 1995 period to $5,873,896 in the 1996 period. The Company's wholesale sales increased by 40.3% from $2,923,413 in the 1995 period to $4,100,940 in the 1996 period, its retail sales increased by 22.6% from $1,130,261 in the 1995 period to $1,386,123 in the 1996 period and craft fair sales increased by 152.2% from $153,364 in the 1995 period to $386,833 in the 1996 period. The Company attributes the wholesale sales increase during the 1996 period primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Messenger Program, and the February, 1996 opening of its New York City showroom. The retail sales increase was primarily due to a 9.5% increase in same store sales at the Company's Frenchtown retail location, from $750,978 in the 1995 period to $821,966 in the 1996 period, which the Company attributes to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. The Company opened the Santa Fe store in December 1994, which achieved $371,462 in the 1996 period, up 75.7% from its $211,389 sales in the 1995 period. The Company's Taos, New Mexico retail location achieved a 14.8% increase from $167,894 in the 1995 period to $192,695 in the 1996 period. The increase in craft fair sales was due to an increase in the number of fairs and festivals that the Company attended, as well as the continued sale of past season and slightly damaged goods at special showplaces.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 4.1 percentage points from 56.2% in the 1995 period to 52.1% in the 1996 period. The Company attributes this decrease to additional discounted sales of outside vendor inventory in its retail stores in order to increase the merchandising mix of Company product. In addition, the Company experienced an increase in production costs as a percent of sales, and old inventory was sold at reduced margins at the Company's Friend's and Family sale.

     OPERATING EXPENSES. The Company's operating expenses increased by $840,968 or 40.0% from $2,102,025 to $2,942,993 in the 1996 period and increased as a percentage of sales by 0.1 percentage points from 50.0% in the 1995 period to 50.1% in the 1996 period. The increase in operating expenses in the 1996 period was primarily due to the addition of management team members and staff support, insurance, and accounting expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth.


INTEREST EXPENSE, NET. The Company's interest expense increased by $19,143 or 25.5% from $75,096 in the 1995 period to $94,239 in the 1996 period due to increased borrowings for the Company's working capital needs including increased usage of its inventory line of credit (up $370,000 from the 1995 period).

     NET INCOME. As a result of the foregoing, income before income tax provision (benefit) decreased $167,363 or 88.6% from $188,836 in the 1995 period to an income before income tax provision of $21,473 in the 1996 period. Although the addition of senior managers, support staff and a new retail store have and may continue to temporarily reduce net income, the Company believes these expenditures are imperative for the Company's anticipated future growth. Higher levels of fixed costs will be diluted by realization of anticipated future sales expansion. The Company expects to recognize reduced earnings throughout the second half of 1996 due to continued infrastructure improvements.

Net income after taxes increased by $9,273 or 5.3% from $175,309 in the 1995 period to $184,582 in the 1996 period. This increase was primarily due to the recording of a tax benefit of $173,566 as a result of establishing deferred income tax assets upon the Company's conversion to a C Corporation (see Note 4 to Financial Statements).

THREE MONTHS ENDED JUNE 30, 1996 ("1996 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 ("1995 QUARTER")

     SALES. The Company's sales increased by $724,602 or 30.2% from $2,397,115 in the 1995 quarter to $3,121,717 in the 1996 quarter. The Company's wholesale sales increased by 23.1% from $1,543,630 in the 1995 quarter to $1,900,254 in the 1996 quarter, its retail sales increased by 19.8% from $703,594 in the 1995 quarter to $842,611 in the 1996 quarter and craft fair sales increased by 152.8% from $149,891 in the 1995 quarter to $378,852 in the 1996 quarter. The Company attributes the wholesale sales increase during the 1996 quarter primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Messenger Program, and the February, 1996 opening of its New York City showroom. The retail sales increase was primarily due to an 81.5% increase in same store sales at the Company's Santa Fe retail location, from $124,755 in the 1995 quarter to $226,486 in the 1996 quarter. The Company's Taos retail location increased by 56.6% from $72,827 in the 1995 quarter to $114,022 in the 1996 quarter. This growth was offset in part by a 0.8% decrease in same store sales at the Company's Frenchtown retail location, from $506,012 in the 1995 quarter to $502,103 in the 1996 quarter.


     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 2.9 percentage points from 56.1% in the 1995 quarter to 53.2% in the 1996 quarter. The Company attributes this decrease to additional discounted sales of outside vendor inventory in its retail stores in order to increase the merchandising mix of Company product, as well as a change in the mix of total sales. Craft sales, which generate lower gross margin dollars than wholesale and retail sales were higher as a percentage to sales by 5.9% for the 1996 quarter compared to the 1995 quarter. In addition, the Company experienced an increase in production costs as a percent of sales, and old inventory was sold at reduced margins at the Company's Friend's and Family sale.

     OPERATING EXPENSES. The Company's operating expenses increased by $252,873 or 20.7% from $1,219,402 in the 1995 quarter to $1,472,275 in the 1996 quarter and decreased as a percentage of sales by 3.7 percentage points from 50.9% in the 1995 quarter to 47.2% in the 1996 quarter. The increase in operating expenses in the 1996 quarter was primarily due to the addition of management team members and staff support, insurance, and accounting expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth.

     INTEREST EXPENSE, NET. The Company's interest expense decreased by 23.5% or $9,608 from $40,867 in the 1995 quarter to $31,259 in the 1996 quarter due to interest income of $29,725 earned from the investing of funds which offsets the interest expense resulting from the line of credit.

     NET INCOME. As a result of the foregoing, income before income tax provision (benefit) increased by $74,250 or 88.3% from $84,043 in the 1995 quarter to $158,293 in the 1996 quarter.

Net income after taxes increased by $229,697 or 294.4% from $78,023 in the 1995 quarter to a net income after taxes of $307,720 in the 1996 quarter. This increase was primarily due to the recording of a tax benefit of $173,566 as a result of establishing deferred income tax assets upon the Company's conversion to a C Corporation (see Note 4 to Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

      On November 13, 1996, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the offering was closed as of May 15, 1996. The public offering provided $3,238,299, net of transaction costs of $697,701, all of which had been paid as of June 30, 1996.

     Since its inception, the Company has financed its operations through bank lines of credit, factoring agreements, bank notes and capital lease financing, which has subjected the Company to significant financial constraints. At June 30, 1996, as a result of the Company's initial public offering, the Company had $3,363,569 in cash and cash equivalents (of which $69,599 was restricted) from $205,878 in cash and cash equivalents at December 31, 1995 (of which $81,016 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $695,992 outstanding and in transit) and a demand bank line of credit for up to $1,000,000 (with a $870,000 outstanding balance). At June 30, 1996, the Company had working capital of $3,496,578, reflecting an increase in working capital of $3,575,864 from $(79,286) on December 31, 1995. Working capital is defined as current assets less current liabilities.

     At June 30, 1996, the Company's current liabilities included a stockholder distribution payable of $52,719 for the payment of income taxes by the two stockholders. This amount has been recorded as an equity distribution and corresponding accrued liability.

     Net cash used in operations was $668,271 during the six months ended June 30, 1996, consisting primarily of an increase in inventory of $324,003, and decreases in accounts payable of $225,198, and accrued bonus-stock grant of $219,625. Net cash used in operating activities during the same period for 1995 was $142,850 and consisted primarily of the Company's net income of $175,309, and an increase in accounts payable of $330,107, which was offset by a decrease of accrued expenses of $189,256, and an increase in inventory of $521,755.

     Net cash used in investing activities in the 1996 and 1995 six month periods was $57,545 and $109,780, respectively, consisting of capital expenditures to purchase property and equipment, including the opening of the Company's Santa Fe retail store, the renovation of its Taos retail store and the implementation of the Company's Management Information System Foundation in 1995. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York. The Company anticipates that future investing activities will be funded substantially by the proceeds of its Offering, as described by "Use of Proceeds" under Form SB-2, Registration Number 33-97418-NY.



     Net cash provided by financing activities in the 1996 period was $3,883,507, consisting primarily of net cash proceeds received from the public offering of $3,751,068, borrowings on the Company's line of credit of $370,000, and $450,000 of borrowings from a majority shareholder. This funding was offset in part by shareholder distributions of $463,926 as a withdrawal of accumulated S corporation earnings. Net cash provided by financing activities in the same period for 1995 was $158,234, consisting primarily of borrowings on the Company's line of credit.

     During 1995, the Company had a receivable purchases line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,000,000. The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.3% of these receivables. In February, 1996, the Company refinanced this purchase line of credit with another bank subject to identical conditions of the original agreement. This line of credit was increased to $1,500,000 on June 21, 1996.

     The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. At June 30, 1996, $870,000 of this line of credit was advanced and outstanding.

     The net proceeds of the Company's initial public offering, together with the lines of credit described above and income generated from operations, are expected to meet the Company's funding needs to achieve its objectives and growth strategy for at least the next 18 months.


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
     Not applicable


ITEM 5.  OTHER INFORMATION
         -----------------

     Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (A)  EXHIBITS
          Not applicable


     (B)  REPORTS ON FORM 8-K
          Not applicable


                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on August 16, 1996.


                                             BLUE FISH CLOTHING, INC.
                                             (Registrant)





DATE:    August 16, 1996                     /s/ Marc Wallach
                                             ------------------------------
                                             Marc Wallach
                                             Chief Executive Officer





DATE:  August 16, 1996                       /s/ Richard E. Swarttz
                                             ------------------------------
                                             Richard E. Swarttz
                                             Chief Financial Officer and
                                             Treasurer






