Form 10QSB
period 1996-09-30
BLUE FISH CLOTHING INC
filed 1996-11-14
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                              -----------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------     -----------------------

Commission File Number:    1-14078
                       --------------

                            BLUE FISH CLOTHING, INC.
         ---------------------------------------------------------------
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


                                       N/A
                 ----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES    X                                         NO
                 -------                                         -------

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 12, 1996, 6,638,896 shares of Common Stock, $.001 par value per share, were issued and 4,590,200 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

             YES                                              NO    X
                 -------                                         -------







                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1995 and September 30, 1996            3

        Statements of Operations - For the Three and Nine Months Ended       4
                September 30, 1995 and September 30, 1996

        Statements of Cash Flows - For the Nine Months Ended                 5
                September 30, 1995 and September 30, 1996

        Notes to Financial Statements                                        6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                     10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              15

     ITEM 2.  CHANGES IN SECURITIES                                          15

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                  15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

     ITEM 5.  OTHER INFORMATION                                              15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

     SIGNATURES                                                              16




                            BLUE FISH CLOTHING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      DECEMBER 31,          SEPTEMBER 30,
    ASSETS                                               1995                   1996
    ------                                            ------------          ------------


CURRENT ASSETS
     Cash and cash equivalents                    $      124,862           $    2,556,387
     Restricted cash                                      81,016                   89,367
     Receivables, net of allowance of                    818,066                  977,262
          $33,000 and $33,000
     Inventories                                       2,026,988                2,578,146
     Other current assets                                 20,684                  198,031
     Deferred income taxes                                   -                    107,688
                                                  --------------           --------------
               Total current assets                    3,071,616                6,506,881

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated          743,242                  841,437
          depreciation of $291,567 and $421,648

OTHER ASSETS:
     Noncompete and consulting agreement, net             90,667                   65,167
     Security deposits                                    20,201                   20,951
     Deferred offering costs                             512,770                      -
     Deferred income taxes                                   -                     15,878
                                                  --------------           --------------
                                                  $    4,438,496           $    7,450,314
                                                  ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITES
     Line of credit                               $      500,000           $      520,000
     Current portion of long-term debt                   189,419                  286,309
     Receivable purchase line of credit                  810,163                  893,670
     Accounts payable                                    897,732                  657,391
     Accrued expenses                                    435,287                  531,876
     Shareholder distributions payable                   102,157                    8,139
     Accrued bonus - stock grant                         216,144                  176,845
                                                  --------------           --------------
               Total current liabilities               3,150,902                3,074,230
                                                  --------------           --------------

LONG-TERM DEBT                                           109,610                  309,169
                                                  --------------           --------------
ACCRUED BONUS - STOCK GRANT                              186,845                    6,519
                                                  --------------           --------------

COMMITMENTS AND CONTINGENCIES
     (Note 8)

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 11,000,000
       shares authorized, 5,848,696 and 6,638,896
       shares issued and 3,800,000 and 4,590,200
       shares outstanding, respectively                    5,849                    6,639
     Additional paid-in capital                          503,471                4,031,216
     Retained earnings                                   711,819                  252,541
     Less- Treasury stock, 2,048,696 common
       shares, at cost                                  (230,000)                (230,000)
                                                  --------------           --------------
         Total stockholders' equity                      991,139                4,060,396
                                                  --------------           --------------
                                                  $    4,438,496           $    7,450,314
                                                  ==============           ==============

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  --------------------            ---------------------
                                                                  1995            1996            1995             1996
                                                                  ----            ----            ----             ----


SALES                                                          $2,794,061      $3,134,942      $7,001,099       $9,008,838
COST OF GOODS SOLD                                              1,364,089       1,256,247       3,205,170        4,071,438
                                                           --------------  --------------  --------------   --------------
          Gross margin                                          1,429,972       1,878,695       3,795,929        4,937,400


OPERATING EXPENSES                                              1,166,786       1,720,413       3,268,811        4,663,406
                                                           --------------  --------------  --------------   --------------
COMPENSATION EXPENSE RELATED TO
     STOCK GRANT                                                  873,309             -           873,309             -
                                                           --------------  --------------  --------------   --------------


          Income (loss) from operations                          (610,123)        158,282        (346,191)         273,994


INTEREST EXPENSE, NET                                              44,368          25,807         119,464          120,046
                                                           --------------  --------------  --------------   --------------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAX                                    (654,491)        132,475        (465,655)         153,948


INCOME TAX PROVISION (BENEFIT) (Note 4)                                -           64,515          13,527          (98,593)
                                                           --------------  --------------  --------------   --------------

NET INCOME (LOSS)                                             $  (654,491)   $     67,960     $  (479,182)     $   252,541
                                                            ==============  ==============  ==============   =============

PRO FORMA DATA (Note 5) unaudited:
     Historical income (loss) before income taxes             $ (654,491)    $   (132,475)    $  (465,655)     $   153,948
     Pro forma income tax provision (benefit)                   (272,923)        (264,515)       (194,178)          74,973
                                                            --------------  --------------  --------------   -------------
PRO FORMA NET INCOME (LOSS)                                   $ (381,568)    $     67,960     $  (271,477)     $    78,975
                                                            ==============  ==============  ==============   =============

PRO FORMA NET INCOME (LOSS) PER SHARE                         $    (0.10)    $       0.01     $     (0.07)     $      0.02

PRO FORMA WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                 3,831,800        4,672,556       3,831,800        4,267,808


        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                        Nine Months Ended September 30,
                                                                     -------------------------------------
                                                                          1995                     1996
                                                                          ----                     ----
OPERATING ACTIVITIES:
    Net income (loss)                                                  $(479,182)             $    252,541
    Adjustments to reconcile net income to net cash
       used in operating activities -
         Non-cash stock grant                                            480,320                       -
         Depreciation and amortization                                   113,000                   173,820
         Deferred tax benefit                                                -                    (173,566)
         Provision for losses (recoveries) on accounts receivable         46,874                    (2,935)
         (Increase) decrease in assets -
            Accounts receivable                                         (189,511)                 (156,261)
            Inventory                                                   (337,730)                 (551,158)
            Other assets                                                  22,156                  (146,336)

         Increase (decrease) in liabilities -
            Accounts payable                                             240,383                  (240,341)
            Accrued expenses                                             152,643                    96,589
            Accrued bonus - stock grant                                      -                    (219,625)
                                                                     ------------             -------------
               Net cash provided by (used in) operating activities        48,953                  (967,272)
                                                                     ------------             -------------

INVESTING ACTIVITIES:
    Payments for purchases of property and equipment                    (159,383)                 (228,276)
                                                                     ------------             -------------
                Net cash used in investing activities                   (159,383)                 (228,276)
                                                                     ------------             -------------

FINANCING ACTIVITIES:
    Net borrowings on line of credit                                     300,000                    20,000
    Receivable purchase line of credit, net                              213,186                    83,507
    Borrowing on long-term debt                                           27,099                   450,000
    Repayments on long-term debt                                         (58,212)                 (153,551)
    Deferred offering expenses paid                                     (203,094)                      -
    Net cash proceeds received from public offering                          -                   3,731,974
    Stockholder cash distributions                                      (289,521)                 (508,506)
    Exercise of employee stock options                                       -                      12,000
                                                                     ------------             -------------
                Net cash provided (used in) financing activities         (10,542)                3,635,424
                                                                     ------------             -------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                    (120,972)                2,439,876
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                  405,564                   205,878
                                                                     ------------             -------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                      $ 284,592              $  2,645,754
                                                                     ============            =============

CASH PAID DURING THE PERIOD FOR:
    Interest                                                           $ 119,464              $    118,830
                                                                     ============            =============
    Taxes                                                              $  13,527              $      3,452
                                                                     ============            =============

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1996


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:

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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months and nine months ended September 30, 1996 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INITIAL PUBLIC OFFERING:

On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the public offering was closed as of May 15, 1996, generating cash of $3,219,216, net of total transaction costs of $716,784. Upon the closing of the offering, offering costs deferred prior to the offering were reclassified to stockholders' equity and the Company converted to C Corporation status and recorded deferred income tax assets of $173,566 (see Note 4). All S Corporation earnings were reclassified to additional paid in capital.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:

Inventories
-----------
The components of inventory as presented are as follows:

                                        December 31,           September 30,
                                            1995                    1996
                                        ------------           -------------

         Raw materials                 $    200,297           $      215,154
         Work-in-process                    689,337                  702,634
         Finished goods                   1,137,354                1,660,358
                                        ------------           -------------
                                       $  2,026,988           $    2,578,146
                                        ============           =============


Major Customers and Concentration of Credit Risk
------------------------------------------------
The Company has one significant customer that accounted for 18.9% and 10.0% of total sales through December 31, 1995 and September 30, 1996, respectively. This same customer accounted for 16.5% and 8.5% of net accounts receivable at December 31, 1995 and September 30, 1996, respectively.

NOTE 4 - INCOME TAXES:

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

Prior to the closing of the Offering, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the stockholders' tax returns. The Company had also elected S Corporation status in certain states and, therefore, had amount recorded a provision for state income taxes for those states that do not recognize or partially recognize S Corporation treatment.

Shortly before the closing of the Offering, the Company terminated its status as an S Corporation and is now subject to federal and additional state income taxes. The Company recorded a tax benefit of $173,566 as a result of establishing deferred income tax assets upon its conversion to a C Corporation.

The provision for income taxes is as follows:

                                               Three Months        Nine Months
                                                  ended               ended
                                               September 30,       September 30,
                                                   1996                1996
                                                   ----                ----

  Federal                                     $  63,439           $  71,471
  State                                           1,076               3,502
                                                 ------             -------
                                                 64,515              74,973
  Reinstatement of deferred income tax             -0-             (173,566)
                                                 ------             -------
                                              $  64,515           $( 98,593)
                                                 ======             =======

The approximate income tax effect of each type of temporary difference at September 30, 1996 is as follows:

           Current deferred income tax assets:
                Uniform inventory capitalization                $   12,971
                Accrued bonus stock grant                           66,788
                Accruals and reserves not currently
                    deductible for tax                              27,929
                                                                 ---------
                                                                   107,688
                                                                 ---------
           Noncurrent deferred income tax assets:
                Depreciation                                        11,233
                Other                                                4,645
                                                                 ---------
                                                                    15,878
                                                                 ---------

                Net deferred income tax asset                   $  123,566
                                                                 ---------

NOTE 5 - PRO FORMA INFORMATION:

Pro Forma Statement of Operations Data
--------------------------------------
For informational purposes, the accompanying statements of operations for the quarter and nine months ended September 30, 1995 and 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:
                                                          1995             1996
                                                          ----             ----
         Federal statutory tax rate                       34.0%            34.0%
         State income taxes, net of federal benefit        6.8              7.9
         Other                                             0.9              6.8
                                                          -----            -----
                                                          41.7%            48.7%
                                                          =====            =====

Pro Forma Net Income Per Share
------------------------------
Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents which consist of stock options. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which were authorized and will become issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented using the treasury stock method and the offering price of $5.00 per share.

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

NOTE 7- LINE OF CREDIT:

The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding not to exceed 50% of finished goods inventory plus 25% of work in process. At September 30, 1996, $520,000 of this line of credit was advanced and outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Operating Leases
----------------
Effective January, 1, 1996, the Company entered into a six-year lease to secure a wholesale showroom space in New York City, New York at an annual rental of $59,520.

On January 5, 1996, the Company entered a five year lease to operate a retail store in Austin, Texas, which opened September 1, 1996. This lease, which commenced on October 1, 1996, has scaleable monthly rents of $4,356 to $4,981.

NOTE 9 - RELATED PARTY TRANSACTION:

The Company leases one of its facilities from the father of the Company president. This is a ten-year operating lease for approximately $30,000 per year. The Company also leases an apartment which is used as its Retail Operations office from this same individual on a month-to-month lease for approximately $9,500 per year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 ("1995 PERIOD")

     SALES. The Company's sales increased by $2,007,739 or 28.7% from $7,001,099 in the 1995 period to $9,008,838 in the 1996 period. The Company's wholesale sales increased by 29.7% from $4,704,676 in the 1995 period to $6,102,820 in the 1996 period, its retail sales increased by 17.8% from $1,957,476 in the 1995 period to $2,304,980 in the 1996 period and craft fair sales increased by 77.3% from $338,947 in the 1995 period to $601,038 in the 1996 period. The Company attributes the wholesale sales increase during the 1996 period primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Messenger Program, and the February, 1996 opening of its New York City showroom. The retail sales increase was primarily due to an 11.0% increase in same store sales at the Company's Frenchtown retail location, from $1,166,498 in the 1995 period to $1,295,080 in the 1996 period, which the Company attributes to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. The Company opened the Santa Fe store in December 1994, which achieved $653,369 in the 1996 period, up 40.3% from its $465,530 sales in the 1995 period. The Company's Taos, New Mexico retail location decreased by 6.7% from $325,448 in the 1995 period to $303,751 in the 1996 period. The Company opened the Austin store on September 1, 1996, and achieved sales of $52,780 during this period. The increase in craft fair sales was due to an increase in the number of fairs and festivals that the Company attended, as well as the continued sale of past season and slightly damaged goods at special showplaces. The decrease in sales at the Taos retail location was primarily attributable to the Santa Fe store increase which took away business from Taos. The Santa Fe store is only seventy-five miles away from Taos.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 0.6 percentage points from 54.2% in the 1995 period to 54.8% in the 1996 period. The Company attributes this increase to fewer discounted sales and increased initial mark-ups at its retail stores, as well as overall production efficiencies.

     OPERATING EXPENSES. The Company's operating expenses increased by $1,394,595 or 42.7% from $3,268,811 in the 1995 period to $4,663,406 in the 1996 period and increased as a percentage of sales by 5.1 percentage points from 46.7% in the 1995 period to 51.8% in the 1996 period. The increase in operating expenses in the 1996 period was primarily due to the addition of management team members and staff support, insurance, accounting and legal expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth.


      COMPENSATION EXPENSE RELATED TO STOCK GRANT. In September 1995, the Company granted its Chief Executive Officer 304,000 shares of common stock at a market value of $1.58 per share, which resulted in compensation expense of $480,320. In addition to this grant, the Company also accrued a $392,989 bonus to be paid to its Chief Executive Officer during the fourth quarter of 1995 for the payment of income taxes associated with this stock grant.

      INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $582 or 0.5% from $119,464 in the 1995 period to $120,046 in the 1996 period.
Interest expense increased by $68,721 due to increased borrowings for the Company's working capital needs. Interest income increased by $68,139 as a result of the Company investing cash raised from the initial public offering in interest bearing instruments.

      NET INCOME. As a result of the foregoing, income (loss) before income tax provision (benefit) increased $619,603 or 133.1% from a loss of ($465,655) in the 1995 period to an income before income tax provision of $153,948 in the 1996 period. Adjusting for the impact of the compensation expense in the 1995 period, net income before taxes would have declined by 62.2%. Although the addition of senior managers, support staff and a new retail store has and may continue to temporarily reduce net income, the Company believes these expenditures are imperative for the Company's anticipated future growth. The Company believes that higher levels of fixed costs will be diluted by realization of anticipated future sales expansion. The Company expects to recognize reduced earnings throughout the fourth quarter of 1996 due to continued infrastructure improvements.

Net income (loss) after taxes increased by $731,723 or 152.7% from ($479,182) in the 1995 period to $252,541 in the 1996 period. This increase was primarily due to the recording of a tax benefit of $173,566 in the 1996 period as a result of establishing deferred income tax assets upon the Company's conversion to a C Corporation (see Note 4 to Financial Statements), and the compensation expense related to the stock grant which occurred in the 1995 period.

THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 QUARTER") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 ("1995 QUARTER")

      SALES. The Company's sales increased by $340,881 or 12.2% from $2,794,061 in the 1995 quarter to $3,134,942 in the 1996 quarter. The Company's wholesale sales increased by 12.4% from $1,781,263 in the 1995 quarter to $2,001,880 in the 1996 quarter, its retail sales increased by 11.1% from $827,215 in the 1995 quarter to $918,857 in the 1996 quarter and craft fair sales increased by 15.4% from $185,583 in the 1995 quarter to $214,205 in the 1996 quarter. The Company attributes the wholesale sales increase during the 1996 quarter primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Messenger Program, and the February, 1996 opening of its New York City showroom. The retail sales increase was primarily due to a 13.9% increase in same store sales at the Company's

Frenchtown retail location, from $415,520 in the 1995 quarter to $473,114 in the 1996 quarter. The Company's Santa Fe retail location increased by 10.9% from $254,141 in the 1995 quarter to $281,907 in the 1996 quarter. This growth was offset in part by a 29.5% decrease in same store sales at the Company's Taos retail location, from $157,554 in the 1995 quarter to $111,056 in the 1996 quarter. In addition, the Company opened the Austin store on September 1, 1996, and achieved sales of $52,780 during this period.

      GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 8.7 percentage points from 51.2% in the 1995 quarter to 59.9% in the 1996 quarter. The Company attributes this increase to less discounted sales and increased initial mark-ups at its retail stores, as well as overall production efficiencies.

      OPERATING EXPENSES. The Company's operating expenses increased by $553,627 or 47.4% from $1,166,786 in the 1995 quarter to $1,720,413 in the 1996 quarter and increased as a percentage of sales by 13.1 percentage points from 41.8% in the 1995 quarter to 54.9% in the 1996 quarter. The increase in operating expenses in the 1996 quarter was primarily due to the addition of management team members and staff support, insurance, accounting and legal expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth.

      COMPENSATION EXPENSE RELATED TO STOCK GRANT. In September 1995, the Company granted its Chief Executive Officer 304,000 shares of common stock at a market value of $1.58 per share, which resulted in compensation expense of $480,320. In addition to this grant, the Company also accrued a $392,989 bonus to be paid to its Chief Executive Officer during the fourth quarter of 1995 for the payment of income taxes associated with this stock grant.

      INTEREST EXPENSE, NET. The Company's interest expense, net, decreased by 41.8% or $18,561 from $44,368 in the 1995 quarter to $25,807 in the 1996 quarter due to interest income of $41,353 earned as a result of the Company investing cash raised from the initial public offering in interest bearing instruments, which offsets the interest expense resulting from the Company's line of credit.

      NET INCOME. As a result of the foregoing, income (loss) before income tax provision (benefit) increased by $786,966 or 120.2% from a loss of ($654,491) in the 1995 quarter to $132,475 in the 1996 quarter.

Net income (loss) after taxes increased by $722,451 or 110.4% from ($654,491) in the 1995 quarter to a net income after taxes of $67,960 in the 1996 quarter. This increase was primarily due to the recording of the compensation expense related to the stock grant of $873,309 in the 1995 quarter.


LIQUIDITY AND CAPITAL RESOURCES:

      On November 13, 1996, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the offering was closed as of May 15, 1996. The public offering provided $3,219,216, net of transaction costs of $716,784, all of which had been paid as of September 30, 1996.

      Since its inception, the Company has financed its operations through bank lines of credit, factoring agreements, bank notes and capital lease financing, which has subjected the Company to significant financial constraints. At September 30, 1996, as a result of the Company's initial public offering, the Company had $2,645,754 in cash and cash equivalents (of which $89,367 was restricted) from $205,878 in cash and cash equivalents at December 31, 1995 (of which $81,016 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $893,670 outstanding and in transit) and a demand bank line of credit for up to $1,000,000 (with a $520,000 outstanding balance). At September 30, 1996, the Company had working capital of $3,432,651, reflecting an increase in working capital of $3,511,937 from $(79,286) on December 31, 1995. Working capital is defined as current assets less current liabilities.

      Net cash used in operations was ($967,273) during the nine months ended September 30, 1996, consisting primarily of the Company's net income of $252,541, offset by an increase in inventory of $551,158, and decreases in accounts payable of $240,341, and accrued bonus-stock grant of $219,625. Net cash provided in operating activities during the same period for 1995 was $48,953 and consisted primarily of the Company's net loss of $479,182, and an increase in inventory of $337,730 offset by the non cash stock grant, and an increase in accounts payable of $240,383.

      Net cash used in  investing  activities  in the 1996 and 1995  nine  month periods was $228,276 and $159,383, respectively, consisting of capital expenditures to purchase property and equipment, including the opening of the Company's Santa Fe retail store, the renovation of its Taos retail store , construction and buildout of the Company's new Austin store which opened in September, 1996, and the implementation of the Company's Management Information System Foundation in 1995. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York and the Austin retail store. The Company anticipates that future investing activities will be funded substantially by the proceeds of its Offering, as described by "Use of Proceeds" under Form SB-2, Registration Number 33-97418-NY.

      Net cash provided by financing activities in the 1996 period was $3,635,424, consisting primarily of net cash proceeds received from the public offering of $3,731,974, and $450,000 of borrowings from a majority shareholder. This funding was offset in part by shareholder distributions of $508,506 as a withdrawal of accumulated S corporation earnings. Net cash used by financing activities in the same period for 1995 was $10,542. This consisted of an increase in borrowings on the Company's line of credit of $300,000, and on the Company's purchase line of credit of $213,186, which was offset by cash used from deferred offering expenses paid of $203,094 and stockholder cash distributions paid of $289,521.

      During 1995, the Company had a receivable purchases line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,000,000. The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.3% of these receivables. In February, 1996, the Company refinanced this purchase line of credit with another bank subject to identical conditions of the original agreement. This line of credit was increased to $1,500,000 on June 21, 1996. At September 30, 1996, $893,670 of this line of credit was outstanding and in transit.

      The Company fully utilized its $500,000 line of credit at March 31, 1995, which bore interest at prime plus .75%. In February, 1996, the Company refinanced this line of credit with another bank, and increased the available line of credit to $1,000,000. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. At September 30, 1996, $520,000 of this line of credit was advanced and outstanding.

      The net proceeds of the Company's initial public offering, together with the lines of credit described above and income generated from operations, are expected to meet the Company's funding needs to achieve its objectives and growth strategy for at least the next 18 months.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Not applicable


ITEM 2.  CHANGES IN SECURITIES

     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


ITEM 5.  OTHER INFORMATION

     Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
          Not applicable


     (b)  REPORTS ON FORM 8-K
          Not applicable



                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on November 13, 1996.


                                                        BLUE FISH CLOTHING, INC.
                                                        ------------------------
                                                        (Registrant)





DATE:      November 13, 1996                         /s/ Marc Wallach
                                                     ---------------------------
                                                     Marc Wallach
                                                     Chief Executive Officer





DATE:      November 13, 1996                         /s/ Richard E. Swarttz
                                                     ---------------------------
                                                     Richard E. Swarttz
                                                     Chief Financial Officer and
                                                     Treasurer