Form 10KSB
period 1996-12-31
BLUE FISH CLOTHING INC
filed 1997-03-31
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number:    1-14078

                            BLUE FISH CLOTHING, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Pennsylvania                                         22-2781253
       ----------------                                     --------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization                           (Identification No.)


                 No. 3 Sixth Street, Frenchtown, New Jersey 0882
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 996-3844
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  If Changed  Since Last
Report)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
    -------------------------------         -------------------------------
        Common Stock, $.001 par
           value per share                       Chicago Stock Exchange


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [ X ]      NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.[     ]

Issuer's revenues for the fiscal year ended December 31, 1996 were $11,610,855. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 25, 1997 was $3,490,535.

As of March 25, 1997, 6,647,896 shares of Common Stock, $.001 par value per share, were issued and 4,599,200 shares of Common Stock were outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY
     Blue Fish Clothing, Inc. (the "Company") is a designer, manufacturer, wholesaler and retailer of hand block-printed women's and children's clothing and accessories for the home. Each piece or garment that the Company sells is unique in that it is based upon individual artwork applied by brush and block-print, artist signature and embellishment. The Company's mission, to inspire creativity and self-expression, is reflected in its products, its workplace, its selling environments and its community involvement. The Company markets its products through its wholesale division, as well as its four Company-owned retail stores and participation in juried arts and craft fairs and festivals across the United States.

COMPANY BACKGROUND
     The Company was founded in 1985 by Jennifer Paige Barclay, who, prior to founding the Company and at the age of seventeen, began block-printing cotton T-shirts and dresses in her parents' garage, which she then sold at craft shows and festivals. In 1986, Blue Fish participated in a New York wholesale show and received over $100,000 in orders. In March 1987, the Company leased its first production facility in Frenchtown, New Jersey and was incorporated in the state of New Jersey ("Blue Fish-NJ"). In June 1987, the first Blue Fish retail store was opened in a renovated stone mill in Frenchtown, New Jersey. A second store followed in June 1989, in Taos, New Mexico and Blue Fish Taos, Inc. ("Blue Fish-NM") was incorporated in New Mexico in May 1989. In the Spring of 1988, Nordstrom became the Company's first major retailer added as a wholesale account. By 1994, Blue Fish clothing was showcased in the Savvy department in 52 Nordstrom stores across the United States. The Company expanded its product offerings by introducing a line of sweaters in September 1993, and by experimenting with different fabrications. In Spring 1994, the Company introduced a line of children's clothing, and in Spring 1995 it offered its first home furnishing products, tablecloths and pillows, through its own retail stores. In December 1994, the Company opened its third retail store in Santa Fe, New Mexico. The Company opened a wholesale showroom in New York City in February 1996, and opened its fourth retail store in Austin, Texas in September, 1996. In December, 1996, the Company signed a lease for a retail store in New York City, which opened in late March 1997. In January 1997, the Company closed its Taos, New Mexico store.

     In September 1995, Blue Fish-NJ, Blue Fish-NM and Blue Fish Clothing, Inc., a Pennsylvania corporation incorporated on September 6, 1995 (the "Company"), entered into a Plan of Merger, pursuant to which the Company was the surviving corporation. The merger became effective on September 19, 1995.

PUBLIC OFFERING
     On November 13, 1995, the Company's Registration Statement on Form SB-2 for 800,000 shares of its Common stock was declared effective by the Securities and Exchange Commission and the Company commenced a public offering of its Common Stock. The Offering was made directly by the Company on a best efforts basis at a price of $5.00 per share for a minimum of 500,000 shares ($2,500,000) (the "Minimum") and a maximum of 800,000 shares ($4,000,000). The Minimum was raised as of May 13, 1996, the public offering closed as of May 15, 1996, and 787,200 shares were issued, generating cash of approximately $3,215,000, net of transaction costs of $721,000, of which approximately $247,000 was expended in 1995.

COMPANY VALUES AND PHILOSOPHY
     The Company's goal in its artisan crafted products and through its business is to encourage people to believe in themselves and to inspire creativity and self-expression (the "Blue Fish Concept"). The Company seeks to build long-term relationships with its employees, suppliers, customers, stockholders, community and environment. The Company has created its own educational outreach program, called BLUEFISHGARTEN, which brings the talents of Blue Fish employees to art workshops at schools, camps and community organizations.

     The Company also strives to be a leader among businesses in addressing social and environmental concerns. The Company's major impact on the environment is through its material usage. The Company outsources its dyeing to U.S.
contractors that use energy efficient dyeing processes and water based, non-metallic, non-toxic fabric paints. The Company does not use any sizings or acid washing treatments, which contain formaldehyde and are frequently used throughout the industry. The Company uses only organic cotton for all of its jersey garments. An independent environmental audit performed on the Company in March 1995 by GreenAudit, Inc., found that, as a result of its extensive recycling and reuse programs, which the Company has implemented at its production studio and at its stores, the Company produces 7.6 times less waste per sales dollar than the New Jersey average.1 The Company takes pride in this ratio in that New Jersey has historically the second highest recycling rate in the country. The Company's commitment to social responsibility is evidenced by its support of community organizations through sponsorships, product donations and donations of a percentage of certain product proceeds, as well as considerable time and effort. The Company contributed $31,419 and $19,472 in cash, resources and products to various organizations during 1995 and 1996, respectively, as well as donating designs and participating in local events, such as environmental cleanups. In future years, the Company intends to donate up to 10% of its net income as determined at the discretion of the Board of Directors.

PRODUCTS
     The Company designs, hand block-prints and distributes clothing and accessories for the home. Each product is individually hand block-printed with evocative designs and symbols and signed by the artist. Many products are embellished with the distinctive Blue Fish label carrying a poetic message or graphic design. The clothes are designed to be worn in a variety of ways befitting the wearer. The Company seeks to produce clothing that is beautiful, easy to wear, comfortable and practical, and that reflects the lifestyle and spirit of the wearer and appeals to all age groups.

     The Company currently has a women's line, and offers approximately 2,500 stock keeping units (SKUs). In 1996, the women's line was offered for eight seasons per year. In 1997, the Company plans to introduce a men's clothing line. The Company continually researches and develops new products, which are introduced through its retail stores to test customers' reactions and gauge the products' sell-through potential before offering them through the wholesale business.

MESSENGER PROGRAM
     The Messenger Program, which was implemented in the Spring of 1995, shifts the Company's emphasis from using outside sales representatives to having its own Company direct sales team out in the field. Each member, called a Messenger, is responsible for growing wholesale accounts in their territory and for relating the Company's philosophy, the Blue Fish Concept. The Messengers provide personalized service by visiting the Company's wholesale accounts and by providing merchandising support, which includes helping with the display of its clothing, teaching the customers how to wear and combine the clothing, and working with the accounts to provide support for local communities. By servicing and growing its specialty store and boutique accounts, the Company intends to reduce dependence on major retailers thereby reducing the risk of lost revenue from account exodus or from forced price reductions.

     To date, the Company has five regional Messengers, who cover the Southwest, Southeast, Mid-Atlantic, New England and Midwest regions of the United States. The Company believes that the Messenger program encourages wholesale sales growth due to the higher level of personal contact and attention being available in a region, as well as having a Blue Fish employee explain the Blue Fish Concept. The Messenger Program incurs a higher level of fixed costs than commission-only sales representatives do; however, the Company believes that the higher costs of the Messenger Program will be offset by proportionately higher sales, although no assurance can be given that this will occur. The Company intends to expand the Messenger Program to other regions of the United States.

OBJECTIVE AND GROWTH STRATEGY
     The Company's objective is to consistently offer products that inspire creativity, self-expression and quality in terms of aesthetics. The Company believes that this objective can be achieved by making and selling the highest quality artisan-crafted clothing and related accessories. The Company defines highest quality in terms of durability, craftsmanship and diversity. The Company's growth strategy includes designing new product categories such as men's clothing and home furnishings along with new clothing lines within existing categories, such as a basics line, and a more ornate Blue Fish line. Additionally, the Company plans to increase the number of its wholesale accounts and open new retail stores. This expansion, the Company believes, will enable it to reach out to more people by attracting new customers, providing jobs and allowing the Company to expand its community outreach programs. The following are the principal elements of the Company's growth strategy. Elements not funded through the Company's public offering are intended to be ultimately funded through internally generated cash flow and debt.

--------
Source: BioCycle, Vol. 34, No. 5 (May 1993), Table 1, p. 46. U.S. Solid Waste Management, By State (1992).




     WHOLESALE GROWTH STRATEGY. The Company's wholesale growth strategy is to increase the number of wholesale accounts through geographic expansion and by reaching new market segments through product line extensions.

   o Geographic Expansion. The Company plans to target new wholesale accounts that embrace the Company's philosophy of self-expression. The Company intends to increase the number of specialty and boutique clothing stores as well as major retailers that carry its products. With the Messenger Program, the Company intends to focus on developing sales to its specialty and boutique accounts across the country. The Messengers are expected to attend to smaller, regional markets and travel across their territories to attract new customers and grow existing accounts.

     In February 1996, the Company opened a showroom in New York City to increase sales and to reduce its presence at trade shows and markets in New York. The Company believes that a New York showroom will enable wholesale accounts to buy directly from the Company at their convenience in a more relaxed and unique Blue Fish environment. The Company also believes that, by maintaining a showroom and by continuing to participate only at the highest quality wholesale markets in New York, it will attract a significant number of new wholesale customers.

   o Product Line Extensions. The Company introduced a basic, lower priced women's clothing line for the Spring of 1996. Management believes that this new line will further distinguish the Company from its competitors by enabling it to offer a wider price range of merchandise. The new line can be combined with and is planned to be sold together with the Company's current lines. In addition, to help accomplish its growth plans, the Company has redefined the National Sales Manager's job description and will fill this position in 1997. The Company also plans to launch a men's clothing line in 1997, and plans to hire a men's designer.

     RETAIL GROWTH STRATEGY. Management's decision to expand the number of Blue Fish retail stores was based upon the increased retail margins, the ability to offer a greater selection by designing small lines exclusively for its retail stores and the desire to foster increased customer interaction. In addition to the showroom described above, the Company's retail store expansion plan includes the addition of two or more retail stores per year through 2000. This expansion plan includes standard stores (small city or town destination points with approximately 1,500 selling sq. ft.) and high volume, city stores (such as New York City) of approximately 2,250 selling sq. ft. Expansion is expected to have a minimal effect upon the Company's existing wholesale business due to the limited number of new retail sites currently selected. Management believes that retail store expansion may improve the Company's wholesale business through increased marketing efforts and brand recognition. The new retail stores are intended to reflect a lifestyle by offering a wide assortment of distinctive products in unique shopping environments. Primary elements of the retail growth strategy include:

   o Retail Store Location. The Company plans to select retail sites that naturally attract large concentrations of its target customers. These are usually larger cosmopolitan cities and smaller cities or towns (such as state capitals, major university towns and destination locations) that have a strong arts, education and craft culture and attract a large number of tourists. The Company opened and entered into a lease agreement for two new retail stores within 7 months of the public offering, an approximately
     2,000 selling sq. ft. Austin, Texas store in September 1996, and an approximately 3,000 selling square foot store in New York City in December 1996. Wherever possible, the Company intends to locate its stores in unconventional retail spaces and stand-alone structures.

   o Retail Store Environments. The Company believes that it differentiates itself from other retailers by designing distinctive store environments and by employing local or regional artisans to assist in the buildout of each new store. By creatively using and re-using natural materials, such as wood, stone, metal and glass, finishes and existing architectural elements, the Company creates a shopping environment that it believes appeals to the senses and sensibilities of its customers. Each store is unique and a showpiece to local craftsmanship.

   o Merchandise Selection. The Company intends to maintain and increase the emphasis on its own merchandise within its stores, as well as broaden its range of merchandise by offering a more basic, lower priced women's line, and a men's line along with "lifestyle" goods including home furnishings, gifts, and other related products. The Company has hired a Product Development/Merchandising Manager to design these goods in-house, and intends to produce the goods itself wherever economically viable.

   o Personal Shopping Service. The Company provides a personal shopping service to customers across the United States who may not have access to Blue Fish clothing locally or who do not have the time to visit stores. A personal shopper, who gets to know and keeps a record of each customer's details (such as height, weight, coloring as well as print, color and style preferences), describes and discusses the store's selection with the customer over the phone. A personal shopper often spends 30-45 minutes on the phone with a customer, helping her select garments and putting together outfits for her. Customers using this service are sent the Blue Fish catalog each major season. The Company intends to expand its personal shopping service, currently offered largely through its Frenchtown store, to all of its retail locations. The Company believes that by increasing the level of personalized service offered, the stores will increase their average sales per customer as well as move additional merchandise in slower months due to increased marketing efforts.

     PRODUCTION AND MANAGEMENT EXPANSION. In order to achieve its objectives and implement its wholesale and retail growth strategies, the Company anticipates the need for a significant expansion of its production capacity and management infrastructure support.

   o Move to a New Facility. In December 1996, the Company entered into an agreement to lease a 60,000 square foot corporate center and production facility. The expected move date is January 1998. The Company believes this will meet its space requirements for the foreseeable future. The Company intends to fund the lease of the building and leasehold improvements through funds generated from operations and a new debt facility, for which the Company has not yet secured a commitment. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

   o Hire New Key Managers. In 1996, the Company hired a Human Resource Manager and a Product Development Manager. The Company reorganized its infrastructure with the assistance of outside management consultants, and named two current executives to the positions of Vice President of Sales and Marketing, and Vice President of Production, and hired a new Vice President of Finance and Chief Financial Officer. In 1997, the Company hired a new Vice President of Retail.

   o Invest in Information Systems. The Company has invested and intends to continue to invest in computer hardware, software and training. The Company believes that its investment in computer information systems will improve its efficiency and decrease its costs by facilitating the monitoring of inventory, enabling more accurate sales forecasting, ensuring faster, more accurate order processing and refining production scheduling and work flows to ensure maximum efficiency and minimum waste.

   o Provide Greater Employee Benefits. In order to continually improve its work environment and attract and retain high caliber employees, the Company intends to develop a child care center, a fitness center, and a workplace lunch program over time when it moves to its new facility. It also intends to emphasize continued employee training and development, through in-house training courses and workshops.

COMPANY OPERATIONS

     DESIGN. The Company's team of designers create 20 or more designs for each of the eight seasons per year. Each season has a distinctive color palate and unique set of prints, inspired by a certain topic or theme. Much of the Company's inspiration comes from nature, the world around us, poetry, animals and children. Management believes that the Company maintains freshness in its product offerings by using different fabrics, such as recycled cotton, acetate and silk, and by using vintage clothing, as well as having a distinctive inspiration for each season. The in-house design team also creates home accessory products, which are offered mainly through the Company's own stores.

     PRODUCTION. The Company's production process is divided into two production categories, external and internal. External production refers to all sourcing from outside contractors and vendors. The Company uses different cutting and sewing houses, depending on the fabrication and the quantities involved. The Company piece-dyes its jersey fabric, which it believes improves the quality of the garments produced while reducing cost and waste and favorably reducing the inventory production cycle. The Company continues to garment-dye its other fabrications due to the relatively small quantities involved. The Company strives to maintain numerous vendor relationships in order to generate the best pricing for materials and external labor. The Company believes that this strategy will also decrease its reliance upon any one vendor. The cutting, sewing and dyeing of all the Company's products are by U.S. contractors and vendors that are currently located within a 100 mile radius of the Company's facility.

     After the garments have been cut, sewn and dyed by outside production, they are brought into the Company for internal production. The garments are then hand printed with handcarved blocks and embellished at the Company's production studio. Each garment is printed, signed by the artist and hung to dry. Most of the garments are then embellished with the Blue Fish label, handmade clay or antique buttons or ribbons, as appropriate, before going to the Company's quality assurance department, where all of the Company's products are inspected. Finally, the garments are sent to the shipping department to be packed and sent through the various distribution channels to the customer.

     SALES AND DISTRIBUTION. Blue Fish sells and distributes its products through three channels:

   o Wholesale. The Company currently sells to approximately 400 specialty stores and boutiques, as well as to major retailers such as Nordstrom and Neiman Marcus, which the Company believes place a high emphasis on personal attention and service. Thirteen West Coast states are covered by an independent sales representative based in Los Angeles. Blue Fish Messengers currently cover additional states located in five national regions, the Southwest, the Southeast, Mid-Atlantic, New England and the Midwest.

   o Retail. The Company's first retail store opened in Frenchtown, New Jersey in 1987. Subsequent retail expansion involved the opening of a second store in Taos, New Mexico in 1989, a third in Santa Fe, New Mexico in December 1994, and a fourth store in Austin, Texas in September, 1996. The Company's Taos, New Mexico store closed its operations on January 31, 1997. Due to the proximity of the Santa Fe store (70 miles), sales revenues needed could not be maintained in both stores. The Santa Fe location was selected to be maintained because of its larger population base as well its larger size. The Company entered into a ten-year lease agreement for a retail store in New York City, which opened in late March 1997. A personal shopping service is provided by telephone, largely from the Frenchtown store, for customers to make purchases from the Company's catalog, which is mailed out each quarter to individuals who request to be on the Company's mailing list. The Company uses dynamic visual merchandising, striking store displays and a distinctive cross merchandising approach to present its products in a creative and inspirational context. Product displays and fixtures are continually updated in tandem with the stores' changing merchandise. The Company relies heavily on visual merchandising and community involvement, rather than traditional forms of advertising, to invite its customers to enter and explore its stores and buy its merchandise. Retail stores incorporate creative decor, fixtures and leasehold improvements. The Company's current policy is to lease retail sites. The Company believes that this allows adequate post-opening site evaluation without a long-term financial commitment.

   o Craft.  The Company  attended  37 juried art and craft fairs and  festivals across the United States in 1996. At juried arts and craft fairs, merchandiser participation is limited to those invited after evaluation of representative product offerings. In 1997, this number is anticipated to increase, with a greater emphasis on developing the Company's presence at arts and crafts fairs and festivals in the West. The Company uses this sales vehicle as a means to explore and develop new markets, as well as to sell excess inventory. Since past season goods are sold between wholesale and retail prices at craft fairs, the Company is not forced to take undesirable markdowns for clearance in its retail stores or give deep discounts to wholesalers. As the Company's inventory levels are significantly reduced with the development of its management information systems, the Company plans to continue using this outlet as a vehicle for public relations, increasing its exposure and name recognition, raising money for causes it supports, as well as for networking.

MARKETING
     The Company's strategy is to develop highly interactive relationships with customers through a variety of means, including: (i) creating very distinctive sales environments, which encourage customers to explore the creativity of the Blue Fish Concept; and (ii) creating excitement about the clothes and encouraging word-of-mouth advertising by creating educational and inspiring events at the Company's retail stores and at its wholesale account stores, attending arts and craft fairs, as well as supporting creative events and causes through sponsorship or product donations. The Company's advertising expenditures have been limited and have focused on the Company's own stores as well as cooperative advertising around special events with major wholesale accounts, and mailings for its arts and craft fairs and events.

   o Wholesale. The Company's Messenger Program provides a high level of personalized service on a regional basis. Messengers visit the wholesale accounts, assist with the display of clothing, educate the customers on how to wear and combine the clothing and work with the accounts to provide support for local communities. By listening to the customers, Messengers provide valuable feedback to the Company in terms of design and sales forecasts and, because they are out in the field, they can act upon customers' ideas and suggestions promptly.

   o Retail Stores. The Company's stores carry a range of related accessories and gifts, as well as other designers' merchandise that complement Blue Fish clothing. The Company regularly produces a color catalog which is mailed to all its retail customers on its mailing list to promote store visits and telephone sales. The stores hold frequent events to promote new merchandise and to create the spirit of inspiration and sharing, in order to make shopping at Blue Fish retail stores a unique experience.

   o Craft Fairs and Events. The Company maintains an extensive mailing list with over 45,000 names and sends customers on this mailing list a postcard inviting them to the craft fairs or events in their region. At craft fairs, the Company hands out a listing of all the specialty stores and boutiques in the area that carry its clothing and encourages customers to buy current season goods. The Company also provides support or sponsorship for conferences, festivals and other events, many of which have a similar philosophical approach. In 1996, the Company's sponsorship included the Bioneers biodiversity conference, the Taos Film Festival, the American Comedy Awards, Citizen's Action, and the National Organic Farmers Association in New Jersey.

CUSTOMER BRAND LOYALTY
     The Company believes that it has a very high degree of customer brand loyalty. Due to customer demand, the Company reintroduced its former tradition of sewing its Blue Fish label on the outside of most of its garments. Earlier Blue Fish garments, which had dates printed on them, are considered collectors items by some of the Company's customers. The Company proactively attempts to communicate directly with its customers and develop a rapport and a personal relationship through special events at its own stores and through the Messenger Program. Hang tags on the Company's clothing frequently encourage interaction with its customers and the Company's Summer 1996 catalog asked customers to share something special about their involvement with Blue Fish Clothing. The Company is continuing its customer contact through periodic Company updates and highlights included in its seasonal catalog mailings.

     The Company distributes a newsletter to all of its wholesale accounts for each major season. The newsletter communicates information about the Company, its philosophy and products, the inspiration for the season, as well as news from the field and from its customers. The Company has also sent out surveys and questionnaires to measure customer needs and satisfaction, and to hear their ideas and feedback.

MANAGEMENT INFORMATION SYSTEM
     From September 1994 through December 1995, the Company invested approximately $150,000 to begin the establishment of a fully customized wide area network, with remote dial-in capability. During 1996, the Company invested approximately $700,000 from its initial public offering proceeds on the continued expansion of its management information systems in hardware, software, consulting, services and supplies. In 1996 the Company completed the implementation of its retail point of sale system and merchandising system. This system allows the Company to experience greater inventory control, higher retail gross margins through better monitoring of inventory turn, and more efficient customer check out. During 1996 the Company also completed the installation of a Wide Area Network (WAN) that connects the three primary production and operational facilities in Frenchtown, New Jersey. The Company has already experienced improved communications and productivity due to the WAN enabling the use of messaging software and the sharing of files. Extensive training has and will accompany each software/system installation.

     During 1997, the Company plans to complete the installation and integration of numerous software systems. A new accounting package will be installed that will allow the Company to report on and monitor the Company's financial position more effectively, automate specific tasks, and improve efficiencies. In addition, a new manufacturing/production software system will be installed which will allow the Company to obtain greater inventory control, improve production management, improve capacity planning, allow for the Company's sales force to enter orders while on the road, obtain information more easily, allow for Electronic Data Interchange (EDI), and utilize bar coding and bar code scanners. A new patternmaking system will also be installed which will allow the Company to send patterns electronically, develop an electronic/file library of patterns, and improve pattern, marker, and grading efficiencies. The software systems will be integrated, including but not limited to integration of the accounting package to the existing retail point of sale system and the manufacturing/production system; and integration of the manufacturing/production system from the retail point of sale system to receive purchase orders directly. By 1999, the company plans to have a fully integrated Company wide computer network with Internet access.

INVENTORY MANAGEMENT
     The Company's designs for its women's line are produced for eight seasons per year, which limits production, sales and delivery times. The Company has countered this problem by improving workflows, delivery schedules and by selling at or above planned production for new seasons, which compensates for returns or cancellations. Any garments that are unsold go to the Company's inventory management center which tracks all past season merchandise and handles the sale of frequently requested garments from wholesale customers, promotional garments, garments sold at craft fairs, as well as garments sold to employees.

     The Company completed implementation of a customized Point of Sale ("POS") register and polling system in 1996 for its retail stores. The POS provides register efficiencies, improves customer checkout and overnight polling, and will become fully integrated with the Company's planned wholesale order entry, accounting and inventory management systems. The POS system provides management with accurate and timely information about inventory, pricing, costing, markdowns, markups, transfers, damages, sales and perpetual inventory counts. This system also allows items to be monitored by SKU, by location and by day, and will enable a faster sales cycle to be achieved by transferring merchandise from one location to another that is selling the item more quickly.

EMPLOYEES
     As of March 25, 1997, the Company employed 171 full-time and 25 part-time employees. Approximately 95 of these employees were involved in production, 52 in sales and distribution, 16 in design and creative and 33 in general and administrative. The Company employs temporary staff as the need arises. The Company believes it generally has good relations with its employees. None of its work force is unionized.

TRADEMARK AND SERVICE MARKS
     The Company is the owner of the trademark and service mark "Blue Fish(," which has a term of ten years. The trademark and service mark will expire in the year 2000, but are renewable indefinitely if still in use at the time of renewal. In the opinion of management, the Company's trademark and service mark are important to its business due to their name recognition with the Company's customers. Accordingly, the Company intends to maintain and preserve its trademark and service mark and to vigorously protect them from infringement. The Company has filed an application to register the service mark BLUEFISHGARTEN for its educational outreach program.

     The Company regards its trademarks, service marks, trade dress, trade secrets and other intellectual property as critical to its success. This intellectual property is protected by common law, as well as by registration and contract. Nonetheless, given the large number of potentially copyrightable expressions that the Company could seek to register in the United States and in other countries, the Company has relied largely on its common law rights, rather than registration. Merchandising design and artwork are crucial to the success of Blue Fish, and the Company intends to take action to protect against imitation of its products and to protect its copyrights as necessary.

COMPETITION
     The Company's clothing generally competes with other casual weekend wear or sportswear apparel, in the better sportswear and bridge categories. The specialty retail and wholesale apparel businesses are highly competitive. Retail competitive factors include store location; merchandise breadth, quality, style, and availability; level of customer service; and price. The Company's retail stores compete against a wide variety of smaller independent specialty stores as well as department stores and national specialty stores. The Company's wholesale division competes with numerous companies. To date, the Company has identified 20 companies that produce clothing with a hand block-printed look, and there may be others. These companies are generally offering lower-priced garments, but the Company believes the quality of the printing, the colors used and the design of the silhouettes are not directly comparable to those of the Company. At the present time, the Company does not intend to take any legal action against these particular companies since the Company believes that these companies are too small to pose any threat to the Company's business, but may do so in the future. By offering a dressier Blue Fish line with more ornate and elaborate block-printing, as well as using only organic cotton for all its jersey garments, the Company plans to further distinguish itself from its competitors.

GOVERNMENT REGULATION
         The   Company  is  subject   to  various   federal,   state  and  local
environmental laws and regulations that limit the discharge, storage and disposal of a variety of substances. Operations of the Company are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations and applicable state laws and regulations thereunder. The Company believes that it presently is in compliance with these laws and regulations.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has a five-year lease expiring in June 1998 at an annual rent of $69,413, for an approximately 18,000 sq. ft. facility located in Frenchtown, New Jersey, which currently accommodates the Company's production, administrative, accounting, and wholesale functions. The Company also leases a second facility consisting of approximately 18,000 sq. ft. of additional production and storage space also located in Frenchtown, New Jersey for a annual rental of $50,493, which expires in November 1998. The Company also leases an 800 sq. ft. design studio located above the Company's Frenchtown retail store for a monthly rental of $895. The Company intends to continue to lease the design studio on a month-to-month basis as long as required for the Company's operations. Effective January, 1, 1996, the Company entered into a five-year lease to secure a wholesale showroom space in New York City, New York at an annual rental of $58,800. The Company's four retail stores are also leased at monthly rental rates ranging from $2,875 to $19,000, as set forth below.


LOCATION                      DATE OPENED              LEASE EXPIRES          NET SELLING SQ. FT.
--------                      -----------              -------------          ------------------

Frenchtown, NJ                June 1987                April 2001             1,267
62 Trenton Avenue

Santa Fe, NM                  December 1994            October 1999           1,725
220 Shelby Street                                      3 options
                                                       3 years each

Austin, TX                    September 1996           August 2000            2,000
9901  Capital  of Texas Hwy,
North

New York City, NY             March 1997               December 2006          3,000
148 Greene Street


     The Company has entered into a lease, commencing January 1, 1997, for a 6,500 sq. ft. (approximately 3,000 selling sq. ft.) New York City retail store at a monthly rent of $19,000, escalating to $24,791, ending in 2006.

     The Frenchtown retail store and design studio are leased from David Barclay, Jennifer Barclay's father. See "Certain Relationships and Related Transactions."

     The Company closed its 750 net selling square foot Taos, New Mexico store in January 1997 in large part due to its proximity to the Santa Fe, New Mexico store. The store had been leased on a month to month basis.

     The Company believes that, in order to accommodate its growth plans, it will have to move into additional space by 1998. In December 1996, the Company entered into an agreement to lease a 60,000 square foot corporate center and production facility in Palmer Township, Pennsylvania commencing in January 1998. The Company plans to consolidate its production and administrative functions into this single facility. The Company believes this will meet its space requirements for at least the next 10 years.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material litigation or legal proceedings and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996 through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is currently traded on the Chicago Stock Exchange under the symbol BLF. The following table sets forth the high and low sales prices quoted on the Chicago Stock Exchange for the periods indicated.


                                             Fiscal Year Ended
                                             December 31, 1996

                                          High                 Low
Quarter Ended June 30, 1996 *             10                   5 1/2

Quarter Ended September 30, 1996           7 7/8               6 1/2

Quarter Ended December 31, 1996            6 7/8               3 3/4


     * Covers the period from the May 15, 1996 closing of the Company's initial public offering though June 30, 1996.

    As of March 25, 1997 the Company had approximately 2,653 stockholders of record. As of that date, the last sale price of the Company's Common Stock was 5 1/8 per share.

    The Company's Subchapter S election was terminated upon the closing of the Company's initial public offering on May 15, 1996. Although the Company paid dividends and made a distribution while an S corporation, the Company intends to retain any future earnings and pay no dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
     The Company is a designer, manufacturer, wholesaler and retailer of hand block-printed women's and children's clothing and accessories for the home. Each product is individually hand block printed with evocative designs and symbols and is signed by the artist. The Company markets its products to approximately 400 specialty stores and boutiques, as well as to major retailers, such as Nordstrom and Neiman Marcus, through five regional direct sales personnel known as Messengers, and one independent sales representative. The Company has four Company-owned retail stores in Frenchtown, New Jersey; Santa Fe, New Mexico; New York, New York; and Austin, Texas and participates in juried arts and crafts fairs and festivals across the United States.

RESULTS OF OPERATIONS
      The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and Notes thereto elsewhere in this Report) for the periods indicated:
                                                                 Years Ended
                                                                 December 31,
                                                              1995       1996
Statements of Operations Data:
         Sales                                                100.0%     100.0%
         Cost of goods sold                                    44.1       46.3
                                                            -------    -------
              Gross margin                                     55.9       53.7
         Operating expenses, net                               47.6       54.8
         Compensation expense related to stock grant            9.0       ----
                                                            -------    -------
              Income (loss) from operations                    (0.7)      (1.0)
         Interest expense                                       1.7        1.4
                                                              -----      -----
         Historical income (loss) before pro forma income
           taxes (benefit)                                     (2.4)      (2.4)
         Pro forma income taxes (benefit)                      (0.7)      (0.7)
                                                              -----      -----
         Pro forma net income (loss)                           (1.7)%     (1.7)%
                                                            =======    =======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
         SALES. The Company's sales increased by $2.0 million or 20.2% to $11.6 million in 1996. The Company's wholesale sales increased by 16.0% from $6.5 million in 1995 to $7.5 million in 1996, its retail sales increased by 22.6% from $2.6 million in 1995 to $3.2 million in 1996, and craft fair sales increased by 59.5% from $538,000 in 1995 to $857,000 in 1996. The Company attributes the wholesale sales increase during the 1996 period primarily to an increase in the number of wholesale accounts, and improved relations with wholesale accounts through the Messenger Program. The increase in retail sales is primarily attributed to same store sales increases of $384,000 or 14.7%, and a store opened during 1996 generating sales of $207,000. The Company attributes these increases to greater marketing efforts and repeat customer business. Same store sales for the Taos retail store declined due to the close proximity of its Santa Fe store, which is only 70 miles away. This was instrumental in the Company's decision to close the Taos store in first quarter 1997. The increase in craft fair sales was due to an increase in the number of fairs and festivals the Company attended.

         GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 2.2 percentage points from 55.9% in 1995 to 53.7% in 1996. The Company attributes this decrease to increased customer returns from specialty stores, higher markdowns at retail, the planned closing of the Taos retail store resulting in markdown driven sales, and an increase in sales of past season inventory yielding lower gross margins.

         OPERATING EXPENSES. The Company's operating expenses increased by $1.8 million from $4.6 million in 1995 to $6.4 million in 1996. Operating expenses increased as a percentage of sales, from 47.6% during 1995 to 54.8% in 1996. This was a result of the Company growing its infrastructure with the proceeds of the public offering. The increase in the Company's operating expenses was primarily due to expenses of approximately $1,100,000 in connection with the addition of corporate management team members and staff support, $114,000 increase in marketing and public relation activities, $248,000 in connection with the New York showroom and Austin retail store in 1996 and $121,000 relating to consultant fees associated with the ongoing systems selection process. The Company anticipates continued investment in the manufacturing, wholesale and retail operations throughout 1997.

         INTEREST EXPENSE, NET. The Company's interest expense, net, decreased by $10,000 from $167,000 in 1995 to $157,000 in 1996. Interest expense increased by $76,000 primarily due to increased borrowings for the Company's working capital. Interest income increased by $86,000 as a result of the Company investing cash raised from the initial public offering in interest bearing instruments.

         NET INCOME OR LOSS. The net loss before income taxes of $275,000 represents a decrease of $914,000 or 143% in net income, which would have been $639,000 in 1995 after removing the impact of the 1995 compensation charge relating to a stock grant. The income tax benefit of $238,000 includes a one time benefit of $174,000 due to reinstatement of deferred income taxes upon conversion of the Company to a C corporation prior to the closing of the initial public offering. Pro/forma net loss after pro/forma income taxes increased 19.4% to $(193,000).

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
         SALES. The Company's sales increased by $2.0 million or 26.2% from $7.7 million in 1994 to $9.7 million in 1995. The Company's wholesale sales increased by 21.7% to $6.5 million, its retail sales increased by 39.3% to $2.6 million, and craft fair sales increased by 24.6% to $0.5 million in 1995. The Company attributes the wholesale sales increase during the 1995 period primarily to an increase in the number of wholesale accounts, improved relations with wholesale accounts through the Messenger Program, lower return percentages based on timely shipments and a $100,000 special order received from a major retailer. Same store sales at the Company's retail division increased 4.1%, which the Company attributes to increased marketing efforts and repeat customer business at its Frenchtown store offset by a decrease in same store sales at the Company's Taos store. The Company believes that same store sales for its Taos retail store declined during 1995 due to the opening and close proximity of its Santa Fe store, which achieved $673,000 in sales during 1995 and had minimal sales during 1994 due to the December 1994 opening date for this store. The increase in craft fair sales was due to an increase in the number of fairs and festivals the Company attended.

         GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 3.3 percentage points from 52.6% in 1994 to 55.9% in 1995. The Company attributes this increase to production efficiencies including increased production units per employee, damage reductions, lower returns due to on-schedule deliveries, increased retail sales at higher margins and the sale of past season merchandise through craft shows.

         OPERATING EXPENSES. The Company's operating expenses increased by $1.5 million from $3.1 million in 1994 to $4.6 million in 1995. Operating expenses also increased as a percentage of sales, from 40.0% during 1994 to 47.6% in 1995. The increase in the Company's operating expenses was primarily due to expenses of $0.8 million incurred in connection with the addition of management team members and staff support and increased marketing expenses in the amount of $0.2 million. The addition of the Santa Fe retail store, including depreciation and personnel costs and additional depreciation expense from the Taos retail store renovation were only partially offset by increased Santa Fe revenues.

         COMPENSATION EXPENSE RELATED TO STOCK GRANT. In September 1995, the Company granted its Chief Executive Officer 304,000 shares of common stock at a market value of $1.58 per share, which resulted in compensation expense of $480,000. In addition to this grant, the Company also accrued a $393,000 bonus in September 1995, to be paid to its Chief Executive Officer for the payment of income taxes associated with this stock grant. There was no comparable item in 1994.

         INTEREST EXPENSE. The Company's interest expense increased by $51,000 from $116,000 in 1994 to $167,000 in 1995. This increase was attributed to additional borrowing on a line of credit (up $300,000 from 1994) and the increased assignment of receivables (to a factor in 1994 and sold with recourse in 1995). See "Liquidity and Capital Resources."

         NET INCOME OR LOSS. As a result of the $873,000 compensation charge and the foregoing, net income (loss) before state income taxes (benefit) decreased by $1.1 million or 127.5% from income of $852,000 in 1994 to a $234,000 loss in 1995. Net income (loss) after pro forma income taxes (benefit) decreased by $658,000 or 132.6% from income of $496,000 in 1994 to $162,000 loss in 1995.

SEASONALITY AND QUARTERLY RESULTS
        The Company's sales are seasonal and therefore its operating results are subject to seasonal fluctuations. Historically, wholesale sales have been highest during the Company's third and early fourth quarter (July through October) when it ships fall and winter merchandise in advance of the apparel sector's peak holiday selling season. The Company's wholesale sales are the lowest during January and February. The Company's highest levels of retail sales have historically occurred during June through August and November through December. Certain of the Company's retail stores are currently located in tourist destinations and are therefore affected by each location's overall level of tourism. Wholesale and retail sales generated during the aforementioned periods have traditionally had a significant impact on the Company's results of operations, and any decrease in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. The Company's continued growth tends to mask seasonal fluctuations.

         The Company's results of operations in one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full year. The Company's results of operations may also fluctuate from quarter to quarter as a result of the addition or loss of wholesale accounts, the amount and timing of expenses incurred in connection with the expansion and integration of new retail stores into the operations of the Company, as well as other factors.

LIQUIDITY AND CAPITAL RESOURCES
     Since its inception, the Company has financed its operations through bank lines of credit, factoring agreements, bank notes and capital lease financing. In May 1996, the Company completed an initial public offering which generated approximately $3.5 million in proceeds in 1996, net of expenses. At December 31, 1996, the Company had $1.9 million in cash and cash equivalents (of which $40,000 was restricted), a receivable purchase line of credit for up to $1,500,000 (with a $403,000 outstanding balance), a demand bank line of credit for up to $1,000,000 (with a $1,000,000 outstanding balance) with borrowing limits subject to 50% of finished goods and 25% of work in progress inventory levels and a $450,000 loan from a shareholder. The Company had working capital of $2.9 million on December 31, 1996, reflecting an increase in working capital of $3.0 million from $(79,000) on December 31, 1995. Working capital is defined as current assets less current liabilities.

     On September 11, 1995 the Company's then sole stockholder Ms. Barclay requested a distribution of $450,000 of the taxed but undistributed S corporation earnings. Ms. Barclay received this distribution on January 2, 1996. Ms. Barclay loaned these funds back to the Company on an unsecured basis. The Company issued her a promissory note in the principal amount of $450,000 and bearing interest of 7% per annum, payable monthly. The principal amount of the note will be payable upon demand by Ms. Barclay, subject to the following limitations upon repayment: (i) the maximum amount of principal that the Company is required to pay in any 3-month period is $50,000 and in any 12-month period is $100,000; (ii) the Company is not required to make any repayments of principal when its current assets to current liabilities ratio as set forth in its latest quarterly balance sheet is below 1.0, excluding liabilities related to amounts due pursuant to the note; and (iii) no repayment of principal will be paid in the event that a disinterested majority of the Company's Board of Directors determines that it is not advisable to make a repayment of principal based upon the Company's then current cash flow or liquidity needs. Although the restrictions imposed on repayment were designed to protect the Company from experiencing liquidity problems, no assurance can be given that a demand for repayment by Ms. Barclay will not result in a shortage of cash available to the Company for operations. See "Certain Relationships and Related Transactions."

         Net cash used by operating activities was $1.2 million during 1996, consisting primarily of a net loss before deferred tax benefit, an increase in inventories of $979,000 for store stock levels and planned 1997 wholesale shipments, and a decrease in accrued bonus-stock grant of $403,000 partially offset by a decrease in accounts receivable of $293,000. Net cash provided by operating activities was $348,000 during 1995, consisting primarily of net income before non-cash stock grant and a corresponding accrued bonus expense of $636,000 and by payables increases of $367,000. This was partially offset by increases in inventory of $561,000 for store stock levels and planned 1996 wholesale shipments.

         Net cash used in investing activities in 1995 and in 1996 was $288,000 and $425,000, respectively. Net cash used in investing activities in 1996 consisted primarily of capital expenditures to purchase property and equipment, the majority of which consisted of the buildout of the wholesale showroom in New York and the Austin retail store. The 1995 investing activities consisted primarily of capital expenditures to purchase property and equipment, including the opening of the Company's Santa Fe retail store, the renovation of its Taos retail store and the initial implementation of the Company's upgrade of its management information system in 1994.

         Net cash provided by financing activities in 1996 was $3.3 million, consisting primarily of net cash proceeds received from the public offering of $3.5 million in 1996, an increase on borrowings on the Company's line of credit of $500,000, and $450,000 of borrowings from a majority shareholder. This funding was offset in part by equity distributions of $556,000 to pay stockholder taxes and distribute S corporation earnings. Net cash used in financing activities in 1995 was $260,000, consisting primarily of deferred offering costs of $247,000 related to the Company's public offering and equity distributions of $419,000 to pay stockholder taxes, offset in part by increases in short term borrowings.

         The Company's existing bank line of credit at December 31, 1996 provided for borrowings up to $1.0 million. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. At December 31, 1996, outstanding borrowings under the line of credit were $1,000,000, and the interest rate was 9.0%. The line of credit is subject to a maximum outstanding balance not to exceed 50% of finished goods inventory plus 25% of work in process. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.75% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. Interest expense under this agreement was $107,000 and $117,000 during 1995 and 1996, respectively. Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. In March 1997, both the line of credit and the receivable purchase line of credit were renewed and both were extended through February 1998.

         The Company has four notes payable to banks with outstanding balances of $49,586 on December 31, 1996 and mature in August 1997 through November 2000. As of December 31, 1996, the Company has $152,537 outstanding in capital lease obligations for various pieces of equipment. Four leases expire in 1998, and one lease expires in October 1999.

         The proceeds of the Company's public offering, together with planned additional working capital financing, are expected to meet the Company's funding needs to achieve its objectives and growth strategy through 1997. Additional working capital financing would include inventory, receivables and fixed asset secured lines of credit or term debt. The Company has entered into an agreement to lease, with an option to buy a corporate headquarters and production facility. If such a purchase option is exercised, the Company would pursue bank mortgage financing. Thereafter, if funds generated by operations are insufficient to finance the Company's growth strategy, it would be necessary to raise additional funds may be required to be raised from public or private financing. The Company would pursue bank working capital financing, which would include inventory, receivables and fixed asset secured lines of credit or term debt. No assurance can be given that the Company would be successful in raising such additional financing.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 and the Index therein for a listing of the financial statements which are a part of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure items.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names and ages of the executive officers and directors of the Company are as follows:


NAME                          AGE         POSITION
----                          ---         --------
Jennifer Barclay (1)          30          Chairman of the Board of Directors
Marc Wallach (1)              59          President and Chief Executive Officer and Director
Richard Swarttz               40          Vice President of Finance, Chief Financial Officer and
                                          Treasurer
Jolie Cross Doyle             41          Vice President of Sales and Marketing
Megan Doyle                   28          Vice President of Production

Dianne Ige                    48          Vice President of Retail
Lana Schempp                  50          Corporate Secretary
Ben Cohen (2)(3)              46          Director
Gary Hirshberg (2)(3)         42          Director

                       --------------

                (1) Member of Executive Committee
                (2) Member of Audit Committee
                (3) Member of Compensation Committee

     JENNIFER BARCLAY founded Blue Fish in 1985, and has been its President and Chairman of the Board of Directors since the Company's incorporation in March 1987. She also served as the Company's Chief Executive Officer from March 1987 until September 1994, and as its Treasurer from August 1993 through August 1995. In September 1996, Ms. Barclay relinquished the title of President but remains Chairman of the Board.

     MARC WALLACH joined the Company as Chief Operating Officer and General Manager in September 1993 and became the Company's Chief Executive Officer in September 1994. Mr. Wallach was appointed as a Director of the Company in June 1995. In September 1996, Mr. Wallach assumed the additional title of President. From 1990-1993, Mr. Wallach was an independent consultant to the apparel industry. In 1987, Mr. Wallach founded U.S. One, a manufacturer and marketer of children's apparel, and served as its President until 1989. For the 15 years preceding 1987, Mr. Wallach served in various executive capacities, including Senior Vice President of the Youthwear Division, for Cluett Peabody, Inc., an apparel conglomerate. Mr. Wallach holds a Bachelor of Science degree in Textile Management from Philadelphia College of Textiles and Science.

     RICHARD SWARTTZ joined the Company in May 1996 as Chief Financial Officer and was appointed Treasurer in August 1996. In September 1996, Mr. Swarttz's position was changed to Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Swarttz was most recently Vice President of Finance at International Women's Apparel, Inc., from May 1994 to May 1996, and Vice President and Controller of McBriar Sportswear, Inc. From October 1990 to May 1994. Mr. Swarttz is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting and a Masters in Business Administration from Philadelphia College of Textiles and Science.

     JOLIE CROSS DOYLE has served as the Company's Vice President of Sales and Marketing since October 1996. She joined the Company in November 1995 as Director of Marketing and previously held various marketing positions in the magazine publishing industry. Until January, 1994, Ms. Cross Doyle served as Vice President of Corporate Communications for Hachette Fillipacchi Magazines, a company she joined in 1983 when it was owned by CBS Magazines.

     MEGAN DOYLE has served as the Company's Vice President of Production since October 1996. She joined the Company in February 1992 as a Patternmaker and held various positions in production, such as Production Manager, Director of Production, and Director of Merchandising and Manufacturing. Ms. Doyle holds a Bachelor of Fine Arts degree from Parsons School of Design.

     DIANNE IGE joined the Company in February 1997 as Vice President of Retail. From January 1995 to May 1996 she was Director of Merchandising for Gant, Division of Phillips - Van Heusen. From June 1993 to December 1994 she was Senior Director of Outerwear for Polo/Ralph Lauren. From March 1992 to May 1993 she was Vice President of Sales and Marketing for Natori. Her professional experience has spanned many product categories including men's and women's sportswear, women's accessories, and intimate apparel. She has had experience in both retail and wholesale, and exposure to both import and domestic manufacturing markets. Ms. Ige holds a Bachelor of Arts degree in Psychology from the University of Wisconsin.

     LANA SCHEMPP was appointed Corporate Secretary in August 1996. She joined the Company in January 1993, working with the accounting department in a variety of capacities until June 1996. She now serves as Executive Assistant to the President and Chief Executive Officer of Blue Fish Clothing, Inc. Prior to joining the Company, she was an educator in several New Jersey school districts. Ms. Schempp holds a Bachelor of Science degree from Douglass College.

     BEN COHEN has served as a member of the Board of Directors since June 1995. Mr. Cohen is the Co-Founder and Chairman of the Board of Ben and Jerry's Homemade, Inc., a public company, and served as its Chief Executive Officer until February 1995. He presently serves as a member of the Board of Directors of Community Products, Inc., a privately held buttercrunch candy manufacturer, Business for Social Responsibility and The Social Venture Network.

     GARY HIRSHBERG has served as a member of the Board of Directors since June 1995. Mr. Hirshberg has been the Chief Executive Officer of Stonyfield Farm, Inc., a privately-held yogurt and ice cream company, since September 1983 and its President since June 1989. He is the Co-Chair of The Social Venture Network and a Trustee of the New Hampshire Audubon Society. Mr. Hirshberg has extensive experience as an environmental activist, including terms as the founding
President  of the  Cape  and  Island  Self  Reliance  Corporation,  as  founding
President of the Cape Cod Environmental Alliance and as a Director of the Association for the Preservation of Cape Cod. Mr. Hirshberg holds a Bachelor of Arts degree from Hampshire College, an honorary Doctor of Science degree from New Hampshire College and an honorary Doctor of Laws degree from Notre Dame College (Manchester, New Hampshire).

BOARD COMMITTEES
     The Company's Board of Directors has established various committees. The Executive Committee consists of Ms. Barclay and Mr. Wallach. The Executive Committee is authorized to take any action upon which the Board of Directors is authorized to act, except as reserved by law or the Company's Bylaws. The Executive Committee also administers the Company's 1995 Non-Employee Directors' Stock Option Plan. The Audit Committee consists of Messrs. Cohen and Hirshberg. The Audit Committee, which will meet periodically with management and the Company's independent public accountants, will review the results and scope of the audit and other services provided by the Company's independent public accountants, the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee consists of Messrs. Cohen and Hirshberg. The Compensation Committee has the responsibility and authority to establish and administer compensation policies for all executive officers and employees of the Company, including the Chief Executive Officer. The Compensation Committee also administers the Company's 1995 Stock Option Plan.

     The personal liability of the Company's directors is limited to the fullest extent permitted by Pennsylvania law. Under the Company's Bylaws and Pennsylvania Business Corporation Law ("PBCL"), a director shall not be personally liable for monetary damages for his or her actions as a director unless: (1) the director has breached or failed to perform the duties of his office under subchapter 17B of PBCL; and (2) the breach or failure to perform constitutes self-dealing, willful misconduct or recklessness. Pennsylvania law further provides that this limitation is not available with respect to the responsibility or liability of a director pursuant to any criminal statute or the liability of a director for the payment of taxes pursuant to Federal, state or local law.

     The Company's Bylaws provide that the Company will indemnify directors and officers, and may indemnify its employees and other agents, to the fullest extent permitted by law. Indemnified parties are covered in all cases except where such indemnification is prohibited by law, or where the conduct of the indemnified party (i) constitutes willful misconduct or recklessness, or (ii) is based upon receipt by the indemnified representative from the Company of a personal benefit to which the indemnified party is not legally entitled. The Company shall pay the expenses incurred in good faith by an indemnified party, against an undertaking by the indemnified party to repay such expenses if it is ultimately determined that the indemnified party is not entitled to indemnification. Any dispute related to the right of indemnification will be decided by arbitration. The Company also maintains liability insurance for its directors and officers.

     Insofar as indemnification for liabilities arising under the Securities Act, indemnification may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions. The Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. The Company believes that its Bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

NUMBER OF DIRECTORS, DIRECTORS TERM OF OFFICE AND DIRECTOR COMPENSATION
     The Company's Bylaws provide that the Company may have up to eight directors. At each annual meeting of stockholders, directors will be elected to hold office until the next annual meeting. The Company currently has four directors and intends to elect an additional outside director within the next year. The Company's employee directors do not receive any cash compensation for their service on the Board of Directors. Directors who are not otherwise employees of the Company are eligible to receive stock options under the Company's 1995 Non-Employee Directors' Stock Option Plan. See "1995 Non-Employee Directors' Stock Option Plan." All directors may be compensated for certain expenses in connection with their attendance at Board meetings.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Stockholders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership of the Company's Common Stock and other equity securities on Form 3 and reports of changes in such ownership on a Form 4 and Form 5. Executive officers, directors and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representation that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except as follows:

     On October 1, 1996, the Company appointed Jolie Cross Doyle Vice President of Sales and Marketing and Megan Doyle Vice President of Production. Both individuals failed to file Form 3s reporting their beneficial ownership of the Company's securities (or lack thereof) within ten days of their appointments. Form 3s for each individual have not been filed with the Commission as of the date of this Report.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1994, 1995, and 1996 the annual compensation, including salary, bonuses and certain other compensation, paid by the Company to its President, Chief Executive Officer, and any executive officers whose annual compensation exceeded $100,000 (the "Named Executive Officers").


-------------------------------- ----------- -------------------------------------- ------------------------------- ------------
                                                                                        Long Term Compensation
                                                                                    -------------------------------
                                                      Annual Compensation                 Awards         Payouts
-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------
(a)                                 (b)         (c)        (d)           (e)           (f)       (g)        (h)
                                                                        Other
                                                                       Annual       Restricted                          All
                                                                       Compen-        Stock                LTIP        Other
Name and                           Fiscal                               sation      Awards(s)  Options/   Payouts   Compensation
Principal Position                  Year     Salary     Bonus ($)        ($)           ($)     SARs(#)      ($)          ($)
                                                ($)
-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------
Jennifer Barclay                  12/31/96   $          $          $                $                    $     ---  $     ---
                                             100,000    -0-        2,178 (3)        ---        ---
   Chairman (1)                                                    $
                                                                   4,905 (4)
                                                                   $
                                                                   1,985 (5)

                                  12/31/95   $          $          $                $                    $     ---  $     ---
                                             100,000    1,923      1,968 (3)        ---        ---
                                                                   $
                                                                   5,420 (4)
                                                                   $
                                                                   2,038 (5)

                                  12/31/94   $          $          $                $                    $     ---  $     ---
                                             108,903    207,328    1,968 (3)        ---        ---
                                                                   $
                                                                   5,420 (4)

Marc Wallach                      12/31/96   $          $          $                $                    $     ---  $     ---
                                             105,000    -0-        4,581 (3)        ---        ---
    President & Chief                                              $
Executive Officer (2)                                              900 (4)
                                                                   $
                                                                   2,355 (5)

                                  12/31/95   $          $          $                $          304,000   $     ---  $     ---
                                             105,000     21,576    5,163 (3)         480,320
                                                                   $
                                                                   900 (4)
                                                                   $
                                                                   2,532 (5)
                                                                   $
                                                                   392,989 (6)

                                  12/31/94   $          $          $
                                             101,524    -0-        5,163 (3)

-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------

(1) Ms. Barclay served as Chairman and President until September 1996, when she relinquished the title of President.

(2) Mr. Wallach served as Chief Executive Officer until September 1996, when he assumed the additional title of President.

(3) Company contribution for healthcare premiums

(4) Allowance for automobile lease

(5) 401(k) Company match accrued at December 31

(6) Deferred grossed up bonus to pay taxes due on the restricted stock grant

         The following table sets forth the aggregated option / SAR exercises and fiscal year end option / SAR values by the Company to each executive officer of the Company who earned $100,000 or more for the year ended December 31, 1996.

--------------------------------------------- ---------------------- --------------- --------------------- ----------------------
                                                                                          Number of\
                                                                                         Unexercised             Value of
                                                                                          Securities            Unexercised
                                                     Shares                               Underlying           In-The-Money
                                                    Acquired                             Options/SARs          Options/SARs
                                                       On                               At FY-End (#)          At FY-End ($)
                                                    Exercise             Value           Exercisable/          Exercisable/
Name                                                   (#)              Realized        Unexercisable          Unexercisable
(a)                                                    (b)                (c)                (d)                    (e)
--------------------------------------------- ---------------------- --------------- --------------------- ----------------------
Marc Wallach                                                  -0-    $        -0-          45,600/68,400   $  28,500/ $  42,750
    President & Chief Executive Officer
--------------------------------------------- ---------------------- --------------- --------------------- ----------------------

EMPLOYMENT AND NON-DISCLOSURE AGREEMENTS
     The Company entered into an Employment Agreement with Marc Wallach to serve as the Company's General Manager and Chief Operating Officer, effective January 1, 1994, for a period of three years, subject to termination by the Company for cause or, by either party, at any time upon ninety (90) days prior written notice. On September 7, 1994, Mr. Wallach was appointed Chief Executive Officer. Although Mr. Wallach's Employment Agreement expired on December 31, 1996, he continues to work for the Company on the same terms. The Company's Board of Directors intends to consider an extension of the current Employment Agreement or the execution of a new one at its next meeting. The Employment Agreement, as amended, provides that Mr. Wallach's annual base compensation will be $105,000 effective September 1, 1994 and that he will receive an annual bonus of 3% of the Company's net after-tax profits for each year that the Employment Agreement remains in effect. Mr. Wallach will also receive an additional bonus of 1% of the Company's net after-tax profits for each of the five years commencing January 1, 1994 and ending December 31, 1998 provided that Mr. Wallach remains continuously employed by the Company during this five-year period. This additional bonus will be paid by the Company in five equal annual installments commencing on January 1, 1999. Mr. Wallach is also entitled to participate in the Company's employee benefit plans. Mr. Wallach is also subject to certain non-disclosure covenants and has agreed not to compete with the Company during the term of the Employment Agreement and for two years thereafter. On September 15, 1995, the Company granted to Mr. Wallach 304,000 shares of Common Stock in consideration of services rendered. In connection with this stock grant, Ms. Barclay contributed 304,000 shares of her Common Stock to the capital of the Company and Ms. Barclay, Mr. Wallach and the Company entered into a Restricted Stock Agreement. Pursuant to this Agreement, all of Mr. Wallach's 304,000 shares are subject to purchase by the Company for a total consideration of $1.00 in the event that Mr. Wallach voluntarily terminates his employment or is terminated for cause by the Company prior to September 16, 1997. In 1995, the Company recognized a compensation expense of $873,309, representing the fair market value of the Common Stock plus a bonus to cover income taxes payable in connection with the stock grant. Mr. Wallach also waived his right to receive any portion or all of his undistributed S corporation earnings other than to pay taxes on S corporation earnings. See "Certain Relationships and Related Transactions."

     The Company has also executed stock option agreements containing non-competition and non-disclosure provisions with each of the Company's officers and key employees who have been granted stock options under the Company's 1995 Stock Option Plan.

401(K) PLAN
     In March 1995, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees who have attained the age of 21 and who normally work 20 hours per week. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. The 401(k) Plan enables employees to reduce their taxable compensation by electing to defer current compensation into the 401(k) Plan, up to the statutorily prescribed annual limit ($9,500 in 1996). The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in the various investment alternatives offered under the 401(k) Plan. The Company may, but is not required to, make matching contributions to the 401(k) Plan based on the amounts participants contribute to the 401(k) Plan, but in no event may the Company's contribution exceed 10% of the participant's gross compensation. The Company presently makes monthly matching contributions of up to 2% of a participant's gross compensation. The 401(k) Plan is administered by Merrill Lynch.

1995 STOCK OPTION PLAN
     The 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the stockholders in September 1995. The Option Plan is intended to motivate and reward employees and selected consultants by granting them stock options to acquire shares of Common Stock.

     Grants of stock options under the Option Plan may be made to the Company's employees, officers (including officers who are directors), and consultants. A total of 570,000 shares of Common Stock has been reserved for issuance under the Option Plan. The Option Plan is administered by the Compensation Committee of the Board of Directors.

     Both stock options intended to qualify as incentive stock options under the Code and nonqualified stock options may be granted under the Option Plan. No employee may receive options in any given calendar year to purchase more than 200,000 shares. The exercise price of incentive stock options granted under the Option Plan will be at least equal to the fair market value of the Common Stock of the Company on the date of the grant. The exercise price of nonqualified stock options granted under the Option Plan will be not less than eighty-five percent (85%) of the fair market value of the Common Stock of the Company on the date of the grant. In addition, any option granted under the Option Plan will have an exercise price of one hundred and ten percent (110%) of the fair market value on the date of the grant in the case of any person who owns stock possessing more than 10% of the total combined voting power. Options granted under the Option Plan will vest at such times as are specified by the Compensation Committee. If an individual with outstanding stock options terminates employment on account of death, disability or retirement approved by the Company, all of the individual's stock options will become immediately exercisable. Once exercisable, stock options granted under the Option Plan remain exercisable for nine years from the date of grant, unless the individual terminates his or her relationship with the Company other than described above. However, if an option holder wishes to preserve the status of an option as an incentive stock option, the holder must exercise the option within three months of his or her termination of employment or within one year from a termination of employment on account of disability.

     Prior to October 23, 1995, the Option Plan provided that all outstanding stock options granted under the Option Plan, whether or not vested, would become immediately exercisable upon a "change of control of the Company" (as defined in the Option Plan). In certain circumstances, if an individual who has received an option grant under the Option Plan terminates employment within 18 months of a "change of control of the Company," the Company is required to make a cash payment to the individual in an amount equal to the difference between the fair market value of the shares of Common Stock subject to the option and the option's exercise price, unless the individual elects otherwise. In addition, if the Company is not the surviving corporation in a transaction such as a merger, or sale of substantially all the assets of the corporation, at least 10 days before the effective date of the transaction, each individual who has an outstanding and currently exercisable stock option will be entitled to exercise the option or to receive a cash payment equal to the difference between the fair market value of the shares of Common Stock subject to the option and the option's exercise price if a cash payment of the stock option would not affect the accounting treatment of any such transaction in the judgment of the Compensation Committee. The Option Plan was amended such that the provision relating to individuals who terminate employment within 18 months of a change of control was deleted, and for options granted on or after October 23, 1995, only vested options are subject to immediate exercise or cash payment upon a change of control.

     On September 11, 1995 the Compensation Committee authorized the grant of nine-year incentive stock options with an effective date of September 15, 1995 to purchase an aggregate of 60,000 shares of the Company's Common Stock to its officers and key employees pursuant to the Option Plan. Options to purchase an aggregate of only 55,000 shares were actually granted. Twenty percent were immediately exercisable on September 15, 1995 and an additional 20% will become exercisable on each of the first four anniversaries of the grant date. The Compensation Committee also granted a nine-year incentive stock option under the Option Plan with an effective date of September 15, 1995 to the Company's Chief Executive Officer, Marc Wallach, to purchase 114,000 shares of the Company's Common Stock. Mr. Wallach's option becomes exercisable according to a schedule that provides for the most rapid exercise of the option without disqualifying the option as an incentive stock option under the Code. All of the options were granted with an exercise price of $4.00 per share. On December 15, 1995, the Compensation Committee authorized an additional grant of nine-year incentive stock options to purchase 45,000 shares to its officers and key employees pursuant to the Option Plan under the same conditions as the September 15, 1995 grant, with an exercise price of $5.00 per share. Options to purchase only 40,000 shares were actually granted. During 1996, the Compensation Committee granted a nine-year incentive stock option to purchase 14,300 shares of Common Stock to an officer, with the same vesting schedule as the 1995 grants (other than to Mr. Wallach), and at an exercise price of $7.00 per share. The
Compensation Committee also granted non-qualified five-year stock options to purchase an aggregate of 12,000 shares to three consultants, at an exercise price of $7.25 per share. One-half of the options became exercisable on January 1, 1997 and the balance become exercisable on January 1, 1998.

     Options to purchase 4,000 shares were exercised by three employees during 1996. The employment of four optionees holding options to purchase an aggregate of 60,000 shares terminated during 1996. Of these options to purchase 60,000 shares, options to purchase 42,000 shares terminated unexercised during 1996 and options to purchase an additional 10,000 shares terminated unexercised on March 2, 1997. Options to purchase the remaining 8,000 shares were exercised.
Accordingly, as of the date of this Report, options to purchase a total of 171,300 shares of Common Stock granted pursuant to the Option Plan remain outstanding.



PERFORMANCE STOCK ESCROW AND LOCK-IN AGREEMENTS
     All executive officers and directors of the Company are subject to a "lock-in" agreement, under which they have agreed not to sell or otherwise transfer any shares of the Company's Common Stock which are held or come to be held by them for less than the Company's $5.00 initial public offering price. In addition, Jennifer Barclay, the founder, Chairman of the Board of the Company, has deposited into escrow 3,495,224 of the 3,486,000 shares of the Company's Common Stock owned by her. Under the terms of the Escrow Agreement, 25% of her shares shall become transferable on the sixth, seventh, eighth and ninth anniversary dates of November 13, 1995. No transfer of those shares may be made until November 13, 2001, except as follows: (A) Ms. Barclay may transfer a number of her shares that, within any three-month period, would equal one percent of the shares of the Company's Common Stock then outstanding; or (B) all of the shares may earlier become transferable upon certification by the Company's Chief Financial Officer that any of the following has been achieved:
(i) for two consecutive fiscal years after November 13, 1995, the Company has minimum annual earnings equal to $0.25 per share; (ii) for five consecutive fiscal years after November 13, 1995, the Company has an average minimum annual earnings of $0.25 per share; (iii) after at least one year from November 13, 1995, the Company's Shares have traded on a United States stock exchange at a price of at least of $8.75 per share (adjusted for stock splits, stock dividends and recapitalizations) for at least 90 consecutive trading days; or (iv) the Company's initial public offering is terminated, and none of the Company's registered Common Stock is sold.

1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
     In September 1995, the Board of Directors adopted and the stockholders approved the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for an annual nondiscretionary grant of stock options to each director who is not an employee of the Company (collectively, the "Non-Employee Directors"). The annual grant is in lieu of an annual retainer for service as a member of the Board of Directors.

     A total of 75,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. On January 1 of each year, each Non-Employee Director will receive a nondiscretionary grant of options to purchase a total amount of shares of Common Stock equal in value to $7,500, plus an additional $2,500 for each Board of Directors' committee on which the Non-Employee Director serves, based on the fair market value of the Common Stock on the date of grant. The exercise price of options granted under the Directors' Plan will be equal to the fair market value of the Common Stock on the date of grant, except that the exercise price shall be one hundred and ten percent (110%) of the fair market value in the case of any person who owns stock possessing more than 10% of the total combined voting power. Options will remain exercisable for nine years from the date of grant.

     Pursuant to the terms of the Directors' Plan, each of the two-Non-Employee Directors received grants of nonqualified stock options to purchase 2,500 shares of Common Stock, at an exercise price of $5.00 per share on January 1, 1996, and 2,700 shares of Common Stock, at an exercise price of $4.63 per share on January 1, 1997. As of the date of this Report, options to purchase a total of 10,400 shares of Common Stock have been granted under the Directors' Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 for (i) each director and executive officer of the Company; (ii) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; and (iii) all directors and officers as a group for each class of capital stock of the Company. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.




                DIRECTORS,                     SHARES
            EXECUTIVE OFFICERS              BENEFICIALLY
           AND 5% STOCKHOLDERS:           OWNED (1)(2)         PERCENTAGE OF COMMON SHARES OUTSTANDING (1)(2):
           ---------------------------------------------      ------------------------------------------------
     Jennifer Barclay.................      3,486,000              75.8%
     c/o Blue Fish Clothing, Inc.
         No. 3 Sixth Street
         Frenchtown, NJ  08825

     Marc Wallach.........                    349,600   (3)         7.5%


     Richard Swarttz .................          2,860   (4)          *

     Jolie Cross Doyle................          4,400   (5)          *

     Megan Doyle......................          1,000   (6)          *

     Dianne Ige.......................            -0-

     Ben Cohen .......................          5,200   (7)          *

     Gary Hirshberg ..................          5,200   (7)          *

     All directors and executive .....      3,854,260   (8)        82.7%
       officers as a group (eight persons)

     *Less than 1%
     (1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
     (2) Excludes 2,048,696 shares of Common Stock held in Treasury, which were repurchased by the Company from a former stockholder.
     (3) Consists of 304,000 shares of Common stock owned beneficially by Mr. Wallach and 45,600 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options assuming a five-year vesting schedule but excludes 68,400 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (4) Consists of 2,860 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 11,440 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (5) Consists of 400 shares of Common stock owned beneficially by Ms. Cross Doyle and 4,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 6,000 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (6) Consists of 1,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 3,000 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exerciable.
     (7) Consists of 2,500 shares of Common Stock issuable upon exercise of nonqualified options issued under the Directors' Plan
     (8) Includes an aggregate of 63,860 shares of the Common Stock issuable upon exercise of currently exercisable incentive stock options granted under the Option Plan and Directors' Plan to executive officers and directors, but excludes 88,840 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not yet exercisable.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE OF FRENCHTOWN RETAIL STORE
    The Company leases its Frenchtown retail store, together with a design studio located above the store, from David Barclay, the father of Jennifer Barclay, the Company's Chairman and President, under leases dated April 1, 1991, and April 11, 1994, respectively. The lease for the retail store, which consists of 1,267 square feet of selling space, is for a term of ten years. The Company pays approximately $35,000 in rent on an annual basis for the retail store. The design studio is leased on a monthly basis for approximately $900 per month and consists of 800 square feet.

AGREEMENTS WITH FORMER STOCKHOLDER
      Pursuant to an Agreement dated June 30, 1993, the Company repurchased all of the 2,048,696 shares of the Company's Common Stock then owned by Anne Haag, a former stockholder and officer of the Company. These shares are currently held in Treasury by the Company (the "Treasury Stock"). Pursuant to a Security
Agreement, the Treasury Stock, together with all accounts receivable, inventories, work-in-progress, bank accounts, trademarks, choses in action, leasehold interests, and fixed assets now or hereafter acquired, serve as collateral to secure the Company's obligations under certain promissory notes representing the purchase price for Ms. Haag's shares. Upon satisfaction of these obligations, the Company intends to retire the Treasury Stock and return it to the status of authorized but unissued shares. Upon request of the Company, Ms. Haag's security interest will be subordinated to the security interests of any bank, factor or commercial lending institution. The total purchase price of the Treasury Stock was $230,000, of which $162,400 was in the form of a promissory note due in monthly installments of $3,140 including interest at 6% and maturing in March 1997. The stockholder's note had an outstanding balance, as of December 31, 1996, of $24,557.

     In addition, the Company executed a separate agreement on August 27, 1993 consisting of a Consulting and Non-Competition Agreement with Ms. Haag which provided that the Company would retain Ms. Haag for a period of five years to provide management consulting services to the Company and Ms. Haag agreed not to compete with the business of the Company during this period of time. During the period of the Consulting and Non-Competition Agreement, Ms. Haag may not engage in a competitive business within a twenty-five (25) mile radius of Frenchtown, New Jersey. Originally, Ms. Haag was to be paid a total of $120,000 over a period of five years in monthly installments of $2,000 through August 1998 for such consulting services, and $50,000 over a period of five years in monthly installments of $833 through August 1998 for her agreement not to compete. In December 1995, the Company agreed with Ms. Haag to accelerate quarterly payments by $20,000 ($40,000 in the first quarter of 1996) in anticipation of increased usage of her consulting contract on a short-term basis. This repayment agreement is coincident with the existing loan, consulting, and non-compete agreements, and does not increase the long-term liability of the Company, but rather repays these agreements in an accelerated fashion. See "Certain Relationships and Related Transactions". As a result of these accelerated payments, Ms. Haig was paid in full as of September, 1996.

EMPLOYMENT AGREEMENT WITH MARC WALLACH
     The Company entered into an Employment Agreement with Marc Wallach to serve as the Company's General Manager and Chief Operating Officer effective January 1, 1994, for a period of three years, subject to termination by the Company for cause or, by either party, at any time upon ninety (90) days prior notice. On September 7, 1994, Mr. Wallach was appointed Chief Executive Officer. Although Mr. Wallach's Employment Agreement expired on December 31, 1996, he continues to work for the Company on the same terms. The Company's Board of Directors intends to consider an extension of the current Employment Agreement or the execution of a new one at its next meeting. The Employment Agreement provides that Mr. Wallach will be employed by the Company for a period of three years, subject to termination by the Company for cause. Mr. Wallach's annual base compensation is $105,000 effective September 1, 1994 and Mr. Wallach is to receive an annual bonus of 3% of the Company's net after-tax profits for each year the Employment Agreement remains in effect. Mr. Wallach will also receive an additional bonus of 1% of the Company's net after-tax profits for each of the five years commencing January 1, 1994 and ending December 31, 1998, provided that Mr. Wallach remains continuously employed by the Company during this five year period. This additional bonus will be paid by the Company in five equal annual installments commencing on January 1, 1999. Mr. Wallach is also entitled to participate in the Company's employee benefit plans. Mr. Wallach is also subject to certain non-disclosure covenants and has agreed not to compete with the Company during the term of the Employment Agreement and for two years thereafter. Effective September 15, 1995, in connection with an understanding Mr. Wallach reached with Ms. Barclay in September 1994 regarding the terms of his service as Chief Executive Officer, the Company granted to Mr. Wallach 304,000 shares of Common Stock in consideration for services rendered. In connection with this stock grant, Ms. Barclay contributed 304,000 shares of her Common Stock to the Company and Ms. Barclay, Mr. Wallach and the Company entered into a Restricted Stock Agreement. Pursuant to this Agreement, all of Mr. Wallach's 304,000 shares are subject to purchase by the Company for a total consideration of $1.00 in the event that Mr. Wallach voluntarily terminates his employment or is terminated for cause by the Company prior to September 16, 1997. The Company recorded a compensation expense charge of $873,309 in 1995, representing the fair market value for the Common Stock plus a bonus to Mr. Wallach to cover income taxes payable in connection with the stock grant. The Company also granted a nine-year incentive stock option to Mr. Wallach pursuant to the Option Plan to purchase 114,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. This option becomes exercisable according to a schedule that provides for the most rapid exercisability permitted under the Internal Revenue Code without disqualifying the incentive stock option.

DISTRIBUTION OF S CORPORATION EARNINGS AND LOAN FROM STOCKHOLDER
     On September 11, 1995, the Company's then sole stockholder Jennifer Barclay requested a withdrawal of $450,000 of the taxed but undistributed S corporation earnings. Ms. Barclay received this distribution on January 2, 1996. Ms. Barclay has loaned these funds back to the Company on an unsecured basis and the Company issued her a promissory note in the principal amount of $450,000 and bearing interest of 7% per annum, payable monthly. The principal amount of the note will be payable upon demand by Ms. Barclay, subject to the following limitations upon repayment: (i) the maximum amount of principal that the Company is required to pay in any 3-month period is $50,000 and in any 12-month period is $100,000;
(ii) the Company is not required to make any repayments of principal when its current assets to current liabilities ratio as set forth in its latest quarterly balance sheet is below 1.0, excluding liabilities related to amounts due pursuant to the note; and (iii) no repayment of principal will be paid in the event that a disinterested majority of the Company's Board of Directors determines that it is not advisable to make a repayment of principal based upon the Company's then current cash flow or liquidity needs. Although the restrictions imposed on repayment were designed to protect the Company from experiencing liquidity problems, no assurance can be given that a demand for repayment by Ms. Barclay will not result in a shortage of cash available to the Company for operations.

     The Company believes the foregoing transactions were fair and on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Bylaws of the Company provide that contracts or transactions between the Company and any of its officers or directors shall not be void or voidable solely for that reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors that authorizes the contract or transaction, or solely because his, her or their votes are counted for that purpose, if (i) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified by the Board of Directors or the stockholders, or (ii) the material facts as to the relationship or interest are disclosed to or are known either by (a) the Board of Directors and the Board authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors even though the disinterested directors are less than a quorum; or (b) the stockholders entitled to vote thereon and the contract or transaction is specifically approved in good faith by vote of those stockholders.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS.  The financial statements required to be filed by Item 8 herewith are as follows:
     Index to Financial Statements                                         F-1
     Report of Independent Public Accountants - Arthur Andersen LLP        F-2
     Balance Sheets at December 31, 1996                                   F-3
     Statements of Operations for the years ending
          December 31, 1995 and 1996                                       F-4
     Statements of Stockholders' Equity for the years
          ending December 31, 1995 and 1996                                F-5
     Statements of Cash Flows for the years ending
          December 31, 1995 and 1996                                       F-6
     Notes to Financial Statements                                         F-7

     (B) EXHIBITS AND REPORTS ON 8-K. The exhibits listed below were filed on September 27, 1995 pursuant to Item 601 of Regulation S-B as part of the Registration Statement on Form SB-2, on November 6, 1995 as part of Amendment No. 1 thereto, on November 13, 1995 as part of Amendment No. 2 thereto, on December 27, 1995 as part of Form 10-QSB, or on May 20, 1996 as part of Form 10-QSB, except those marked with an asterisk (*), which are filed herewith. No Reports on Form 8-K were filed with the Commission during the last quarter of 1996.


        Exhibit
        Number                               Description
        ------                               -----------

        2.1(a) Articles of Merger merging Blue Fish Clothing, Inc. a New Jersey corporation, and Blue Fish Taos, Inc., a New Mexico corporation with and into Blue Fish Clothing, Inc., a Pennsylvania corporation, dated September 6, 1995

        2.1(b) Certificate of Merger merging Blue Fish Clothing, Inc. a New Jersey corporation, and Blue Fish Taos, Inc., a New Mexico corporation with and into Blue Fish Clothing, Inc., a Pennsylvania corporation, dated September 6, 1995

        2.1(c) Merger Agreement and Irrevocable Appointment of the Secretary of State of New Mexico as Agent for Service of Process, dated September 8, 1995

        3.1      Articles of Incorporation

        3.2      Bylaws, as amended

        4.1      Specimen Stock Certificate

        4.2 Excerpts from Registrant's Bylaws defining the rights of security holders

        10.1 Employment Agreement between the Registrant and Marc Wallach effective as of January 1, 1994

        10.2     1995 Stock Option Plan, as amended

        10.2(a) Form of Stock Option Grant and Nondisclosure/Noncompetition Agreement

        10.3     1995 Non-Employee Directors' Stock Option Plan, as amended

        10.4     401(k) Plan

        10.5 Restricted Stock Agreement by and among Marc Wallach, Jennifer Barclay and the Registrant dated September 15, 1995

        10.6 Agreement for Purchase and Sale of Shares by and among Anne F. Haag, Blue Fish Clothing, Inc. and Blue Fish Taos, Inc. dated June 30, 1993

        10.6(a) Promissory Note dated August 27, 1993 in the principal amount of $162,400 by and between the Registrant as Maker and Anne Haag as Payee

        10.6(b) Resignations of Anne Haag dated August 27, 1993 as Director, Officer and employee of Blue Fish Clothing, Inc. and Blue Fish Taos, Inc.

        10.6(c) General Releases dated August 27, 1993 executed by Anne Haag in favor of the Registrant

        10.6(d) Security Agreement dated August 27, 1993 by and between the Registrant as Debtor and Anne Haag as Secured Party

        10.6(e) Consulting and Non-Competition Agreement dated as of August 27, 1993 by and between the Registrant and Anne Haag

        10.7 Lease Agreement between David M. Barclay and the Registrant dated April 1, 1991

        10.8 Lease Agreement between Frederick A. Krause and the Registrant dated July 1, 1993, as amended

        10.9 Lease Agreement between T.H. McElvain Oil & Gas Limited Partnership and the Registrant dated October 24, 1994 (Santa Fe, New Mexico Retail Store)

        10.10 $500,000 Line of Credit Agreement between Flemington National Bank and Trust Company and the Registrant dated February 9, 1995

        10.10(a) Loan and  Security  Agreement  and  $1,000,000  Line of  Credit
                 Agreement between Carnegie Bank NA and the Registrant dated February 9, 1996

        10.11 Business Manager Receivable Purchase Line of Credit Agreement between Flemington National Bank and Trust Company and the Registrant dated February 9, 1994

        10.11(a) Business Manager  Receivable  Purchase Line of Credit Agreement
                 between Carnegie Bank NA and the Registrant dated February 9, 1996

        10.12    Revised Forms of Subscription and Share Purchase Agreement

        10.13 Impound Agreement between Flemington National Bank and Trust Company and the Registrant dated September 19, 1995

        10.13(a) Impound Account Fee Agreement between Flemington National Bank and Trust Company and the Registrant dated September 19, 1995

        10.13(b) Custody  Agreement between  Flemington  National Bank and Trust
                 Company and the Registrant dated September 19, 1995 as amended

        10.13(c) Acknowledgment  Letter to  Flemington  National  Bank and Trust
                 Company and the Registrant dated September 19, 1995

        10.13(d) Acknowledgment  Letter  between  United  Jersey Bank  (formerly
                 Flemington National Bank and Trust Company) and the Registrant dated March 5, 1996

        10.14    Key Person Life Insurance Policies, National Life of Vermont

        10.15 Marketing Agreement between Drew Field/Direct Public Offerings and the Registrant dated April 12, 1995

        10.16 Lease Agreement between the Ruth Group and the Registrant dated as of December 1, 1995

        10.17 Form of Escrow Agreement by and between the Registrant, Jennifer Barclay and Flemington National Bank

        10.18 Form of Lock-in Agreement for the Shares of the Registrant's Common Stock

        10.19 Lease agreement dated November 15, 1995 with G. Holdings Corporation and Blue Fish Clothing, Inc.

        10.20 Letter agreement dated December 6, 1995 with Anne Haag and Blue Fish Clothing, Inc.

        10.21 Promissory Note between the Registrant and Jennifer Barclay dated January 2, 1996

        10.22 Lease Agreement between Tangmere Ltd. and the Registrant dated January 5, 1996

        10.23 Employment Agreement by and between the Registrant and Richard Swarttz dated April 29, 1995 and effective May 20, 1996.

     *  10.24    Lease  Agreement  dated  December 16, 1996  between  William I.
                 Roberts and the Registrant.

     *  10.25    Lease  Agreement  dated  December  19, 1996  between 150 Greene
                 Street Corp. and the Registrant.




                            BLUE FISH CLOTHING, INC.


                          INDEX TO FINANCIAL STATEMENTS




                                                                          PAGE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2


BALANCE SHEET                                                              F-3


STATEMENTS OF OPERATIONS                                                   F-4


STATEMENTS OF STOCKHOLDERS' EQUITY                                         F-5


STATEMENTS OF CASH FLOWS                                                   F-6


NOTES TO FINANCIAL STATEMENTS                                              F-7



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Blue Fish Clothing, Inc.:

We have audited the accompanying balance sheet of Blue Fish Clothing, Inc. (a Pennsylvania corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Fish Clothing, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Philadelphia, Pa.
    March 4, 1997


                            BLUE FISH CLOTHING, INC.


                             BALANCE SHEET (Note 1)

                                DECEMBER 31, 1996


                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                   $     1,887,994
    Restricted cash                                                                                      40,346
    Receivables, net of allowance of $33,000                                                            526,157
    Inventories                                                                                       3,005,717
    Other current assets                                                                                 63,013
    Deferred income taxes                                                                               222,119
                                                                                                ---------------
                Total current assets                                                                  5,745,346
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
    $472,343                                                                                          1,113,411
OTHER ASSETS:
    Noncompete and consulting agreement, net                                                             56,667
    Security deposits                                                                                   197,884
    Deferred income taxes                                                                                15,876
                                                                                                ---------------
                                                                                                $     7,129,184
                                                                                                ===============

                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Line of credit                                                                              $     1,000,000
    Current portion of long-term debt                                                                   193,698
    Receivable purchase line of credit                                                                  403,464
    Accounts payable                                                                                    849,667
    Accrued expenses                                                                                    432,099
                                                                                                ---------------
                Total current liabilities                                                             2,878,928
                                                                                                ---------------
LONG-TERM DEBT                                                                                          482,982
                                                                                                ---------------
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 11,000,000 shares authorized, 6,647,896
       shares issued and 4,599,200 shares outstanding                                                     6,648
    Additional paid-in capital                                                                        4,027,766
    Retained earnings (deficit)                                                                         (37,140)
    Less- Treasury stock, 2,048,696 common shares, at cost                                             (230,000)
                                                                                                ---------------
                Total stockholders' equity                                                            3,767,274
                                                                                                ---------------
                                                                                                $     7,129,184
                                                                                                ===============


         The accompanying notes are an integral part of this statement.

                            BLUE FISH CLOTHING, INC.


                        STATEMENTS OF OPERATIONS (Note 1)



                                                           Year Ended December 31
                                                     -----------------------------
                                                           1995              1996
                                                     ---------------      ----------


SALES                                                $     9,657,842   $   11,610,855

COST OF GOODS SOLD                                         4,257,813        5,371,707
                                                     ---------------   --------------

                Gross margin                               5,400,029        6,239,148

OPERATING EXPENSES                                         4,593,779        6,356,986

COMPENSATION RELATING TO
   STOCK GRANT                                               873,309               --
                                                     ---------------   --------------

                (Loss) from operations                       (67,059)        (117,838)

INTEREST EXPENSE, net of interest income
   of $4,275 and $90,062                                     167,127          157,297
                                                     ---------------   --------------

(LOSS) BEFORE INCOME TAXES                                  (234,186)        (275,135)

INCOME TAX PROVISION (BENEFIT)                                13,527         (237,995)
                                                     ---------------   --------------

NET (LOSS)                                           $      (247,713)  $      (37,140)
                                                     ===============   ==============
PRO FORMA DATA (Note 3)
    (unaudited):
       Historical (loss) before
          income taxes                               $      (234,186)  $     (275,135)
       Pro forma income tax (benefit)                        (72,363)         (81,990)
                                                     ---------------   --------------

PRO FORMA NET (LOSS)                                 $      (161,823)  $     (193,145)
                                                     ===============   ==============
PRO FORMA NET (LOSS) PER SHARE                       $         (.04)   $         (.04)
                                                     ==============    ==============

PRO FORMA WEIGHTED AVERAGE
    SHARES OUTSTANDING                                     3,800,000        4,362,366
                                                     ===============   ==============





        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.


                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)





                                                            Additional
                                              Common          Paid-in        Retained       Treasury
                                               Stock          Capital        Earnings         Stock           Total
                                               -----          -------        --------         -----           -----
BALANCE, JANUARY 1, 1995                       $5,849         $23,151       $1,101,574     $(230,000)       $900,574

  Stockholder distributions,
    $0.037 per share                             --             --           (142,042)         --           (142,042)
  Stock contribution to
    Company                                      --           480,320             --        (480,320)           --
  Stock grant (Note 10)                          --             --                --         480,320         480,320
  Net (loss)                                     --             --           (247,713)         --           (247,713)
                                               -------        --------       ---------      ---------       ---------

BALANCE, DECEMBER 31, 1995                      5,849         503,471         711,819       (230,000)        991,139

  Sale of common stock in initial
    public offering, net of
    expenses                                      787       3,214,597             --            --         3,215,384
  S corporation distribution                     --             --           (454,109)          --          (464,109)
  Reclassification of S
    corporation earnings                         --           257,710        (257,710)          --              --
  Exercise of common stock
    options                                        12          51,988             --            --
  Net (loss)                                     --             --            (37,140)          --           (37,140)
                                               -------        --------       ---------      ---------       ---------

BALANCE, DECEMBER 31, 1996                     $6,648      $4,027,766        $(37,140)     $(230,000)      $3,767,274
                                               =======     ===========        ========      =========       =========






        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.


                        STATEMENTS OF CASH FLOWS (Note 1)



                                                                                        Year Ended December 31
                                                                                  ----------------------------------
                                                                                          1995           1996
                                                                                      -----------     ----------
OPERATING ACTIVITIES:
    Net (loss)                                                                       $  (247,713)   $   (37,140)
    Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities-
         Non-cash stock grant                                                            480,320            --
         Deferred tax benefit                                                                --        (237,997)
         Depreciation and amortization                                                   167,192        214,776
         Provision for losses on accounts receivable                                      93,397         (1,452)
         (Gain) on disposal of property and equipment                                     (1,918)            --
         (Increase) decrease in assets-
             Accounts receivable                                                        (183,771)       293,361
             Inventories                                                                (561,144)      (978,729)
             Other current assets                                                          4,050        (42,329)
             Security deposits                                                            (9,920)      (177,681)
         Increase (decrease) in liabilities-
             Accounts payable                                                            367,098        109,115
             Accrued expenses                                                           (163,068)       105,812
             Accrued bonus                                                               402,989       (402,989)
                                                                                     -----------    -----------
              Net cash provided by (used in) operating activities                        347,512     (1,155,253)
                                                                                     -----------    -----------
INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                           7,639             --
    Payments for purchases of property and equipment                                    (295,223)      (425,476)
                                                                                     -----------    -----------
              Net cash used in investing activities                                     (287,584)      (425,476)
                                                                                     -----------    -----------
FINANCING ACTIVITIES:
    Net borrowings on line of credit                                                     300,000        500,000
    Increase (decrease) in receivable purchase line of credit, net                       131,431       (406,699)
    Borrowing on long-term debt                                                           63,313        450,000
    Repayments on long-term debt                                                         (88,387)      (173,766)
    Payments on capital lease obligations                                                    --         (24,052)
    Stockholder distributions paid                                                      (419,381)      (556,266)
    Net proceeds from initial public offering                                           (246,590)     3,461,974
    Exercise of employee stock options                                                       --          52,000
                                                                                     -----------    -----------
             Net cash provided by (used in) financing activities                        (259,614)     3,303,191
                                                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                     (199,686)     1,722,462
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                                   405,564        205,878
                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   205,878    $ 1,928,340
                                                                                     ===========    ===========
CASH PAID DURING THE PERIOD FOR:
    Interest                                                                         $   168,434    $   244,438
                                                                                     ===========    ===========

    Income taxes                                                                     $    13,527    $     3,452
                                                                                     ===========    ===========




        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

Business

Blue Fish Clothing, Inc. is a designer, manufacturer, wholesaler and retailer of specialty block-printed merchandise sold to upscale department and specialty stores throughout the United States and through four Company-owned specialty stores.

Basis of Combination

The financial statements of Blue Fish Clothing, Inc. (the "Company") include the accounts of Blue Fish Clothing, Inc. ("Blue Fish") and Blue Fish Taos, Inc. ("Taos"), which were wholly owned and managed by the same stockholder. All material intercompany transactions and balances have been eliminated in combination. In connection with the consummation of the Company's initial public offering (the "Offering"), Blue Fish and Taos, were merged into Blue Fish Clothing, Inc. (a newly-formed Pennsylvania corporation) in September 1995. This combination has been accounted for similar to a pooling-of-interest whereby all historical financial statements have been combined.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less, amounts due from bank card sales, restricted cash and amounts in transit from bank for factored receivables to be cash equivalents for the purpose of determining cash flows.


Accounts Receivable

Accounts receivable are transferred with recourse to a third party for processing under a business manager receivable purchase line of credit. The Company borrows against these receivables for working capital purposes (see Note
7).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method based on the estimated useful lives of the assets as follows:

            Automobiles                      3-5 years
            Fixtures and equipment           5-7 years
            Leasehold improvements           Lesser of useful life or lease term

Repair and maintenance costs are charged to operations, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts, and any gains or losses are reflected in operations.

Preopening Costs

Costs incurred prior to opening a store are charged to expense over a six-month period after the store commences operations. Preopening costs of approximately $54,200 are included in other current assets at December 31, 1996.

Accrued Expenses

Accrued expenses include payroll, bonus and related costs of $278,464 as of December 31, 1996.

Income Taxes

Effective January 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." The effect of this statement is to take principally a balance sheet approach to providing deferred income taxes. Deferred tax balances will be adjusted through the income statement to reflect the current year estimate of future tax payments. In May 1996, the Company elected to terminate its S Corporation status and become a C Corporation. A deferred tax asset of approximately $174,000 was recorded by the Company in May 1996, to record the future tax benefits that will accrue to the C Corporation for tax differences that existed at the date of the C Corporation election.



Prior to May 1996, the Company had elected not to be taxed as a corporation and the shareholders had consented to include the income or loss in their individual federal and state income tax returns. In 1995 and 1996, the Company made cash distributions to shareholders for their estimated tax liability. Prior to May 1996, the Company recorded a provision for state income taxes for those states that did not recognize or partially recognize S Corporations.

Major Customers and Concentration of Credit Risk

The Company has one significant customer that accounted for 18.9% and 10.4% of net sales for the years ended December 31, 1995 and 1996, respectively. This same customer accounted for 6.3% of net accounts receivable at December 31, 1996.

The Company manufactures and retails specialty block-printed merchandise and accessories, and has four specialty stores located in Frenchtown, New Jersey; Taos and Santa Fe, New Mexico and Austin, Texas. In addition, the Company sells manufactured merchandise to other retailers. The Company grants credit to substantially all its wholesale customers, the majority of whom are in the apparel industry. Prior to December 31, 1996, the decision to close the Taos store was made and appropriate accruals recorded.

Stock Split

In September 1995, the Board of Directors authorized a 3304.34783-for-1 split of the Company's common stock and authorized 11,000,000 shares of common stock at $.001 par value. All common stock and per share amounts included in the accompanying financial statements have been adjusted retroactively to give effect to this split.

Net Income (Loss) Per Share

Net income (loss) per share is calculated utilizing the treasury stock method. All per share amounts are based upon weighted average common shares outstanding during the period including the dilutive effect of common stock options and warrants, if any.

Adoption of New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. The impact of adopting this SFAS had no impact on the Company's operating results.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company was required to adopt in the first quarter of fiscal 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair-value-based accounting method or continue the intrinsic-value-based method under APB 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore, such adoption had no effect on the Company's consolidated operating results.

3. PUBLIC OFFERING AND PRO FORMA INFORMATION:

Public Offering

On May 15, 1996, the Company sold 787,200 shares of common stock in a public offering at a price of $5 per share. The offering was registered under the Securities Act of 1933. Net proceeds to the Company, after deducting offering expenses, were approximately $3,215,000. Upon the closing of the offering, offering costs deferred prior to the offering were reclassified to stockholders' equity and the Company converted to C Corporation status and recorded deferred income tax assets of $173,566 (see Note 12). All S Corporation earnings were reclassified to additional paid-in capital.

Pro Forma Income Statement Data

For informational purposes, the accompanying statements of operations for the two years in the period ended December 31, 1996, include an unaudited pro forma adjustment for the income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                                Year Ended
                                                                December 31
                                                        ------------------------
                                                            1995          1996
                                                        ----------    --------

        Federal statutory tax rate                         (34.0)%       (34.0)%
        State income taxes, net of federal benefit          (5.0)         (5.1)
        Non-deductible expenditures                          4.7           4.2
        Valuation allowance for state net
          operating losses                                   --            5.1
        Other                                                3.4            --
                                                        --------      --------
                                                           (30.9)%       (29.8)%
                                                        ========      ========

Pro Forma Net (Loss) Per Share

Pro forma net (loss) per share was calculated by dividing pro forma net (loss) by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents that consist of stock options. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares that were authorized and will become issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing pro forma net (loss) per share as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $5.00 per share.

4. STATEMENT OF CASH FLOWS INFORMATION:

The following noncash transactions are reflected in the Company's financial statements as noted below:

                                                       Year Ended December 31
                                                   ----------------------------
                                                        1995           1996
                                                    ------------    ---------

Stockholder distributions declared but not paid     $   102,157     $      --
Deferred offering costs incurred but not paid           266,180            --
Capital lease obligation                                     --        125,469

5. INVENTORIES:

                                                         December 31
                                                             1996
                                                         ------------
           Raw materials                                $     304,361
           Work-in-process                                    709,302
           Finished goods                                   1,992,054
                                                        -------------
                                                        $   3,005,717
                                                        =============

6. PROPERTY AND EQUIPMENT:

Property and equipment is made up of the following at December 31, 1996:


           Automobiles                                   $      58,303
           Fixtures and equipment                            1,038,944
           Leasehold improvements                              488,507
                                                         -------------

                                                             1,585,754
           Less- Accumulated depreciation
               and amortization                               (472,343)

                    Net property and equipment           $   1,113,411
                                                         =============

Depreciation and amortization expense was $133,192 and $180,776 for the years ended December 31, 1995 and 1996, respectively.



7. FACTORING AND FINANCING AGREEMENTS:

During 1995, the Company utilized a business manager receivable purchase line of credit agreement with a bank which permitted borrowings against receivables of up to $1 million for a term of one year. On February 9, 1996, the Company entered into a one-year business manager agreement with another bank. The agreement provides for the assignment of all receivables held by the previous bank up to $1 million and was increased to $1.5 million in July 1996. This line has been extended through December 1997.

Borrowings are collateralized by a stockholder guarantee and a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. The Company can borrow up to 90% of these receivables. This amount can be adjusted at the discretion of the bank. The remainder is held in escrow until collected. Restricted cash of $40,346 was held in escrow at December 31, 1996. Interest is charged at 1.75% of all receivables assigned to the bank for collection. Interest expense under these agreements was $107,247 and $116,681 during 1995 and 1996, respectively. The Company is responsible to reimburse the bank for all uncollectible accounts previously assigned to the bank for collection. The accounts receivable assigned to the bank for collection and amounts borrowed from the bank are included in accounts receivable and receivable purchase line of credit, respectively, until collected by the bank.

8. LINE OF CREDIT:

In December 1994, the Company obtained a $300,000 line of credit from a bank. Borrowings on the facility bore interest at prime plus .75%. In February 1995, the Company entered into a new agreement with the bank for a $500,000 line that expired March 9, 1996, and the $300,000 line of credit was repaid. Borrowings on this new facility bore interest at prime plus .75% (9.25% at December 31, 1995). On February 9, 1996, the Company entered into a $1 million revolving note with the bank for the purchase of inventory. Borrowings are limited to 50% of finished goods and 25% of work in process inventory levels. Borrowings on this facility bear interest at prime plus .75% (9.0% at December 31, 1996). Interest is payable monthly and principal is payable on demand or in full on February 9, 1997, if no demand has been made. In 1997, this line was extended through April 1998.

At December 31, 1996, $1,000,000 was outstanding under this line and interest expense under these lines of $44,700, and $62,239 was incurred during 1995, and 1996, respectively. The weighted average interest rate was 9.59%, and 9.18% in 1995 and 1996, respectively. See Note 7 for guarantee and collateral, also, applicable to this line of credit.



9. LONG-TERM DEBT:

                                                                  December 31
                                                                     1996
                                                                     ----

    Note payable to a current stockholder of the Company
                                                                $    450,000

    Note payable to a former stockholder of the Company, for
        treasury stock purchased, due in 1997
                                                                      24,557

    Obligations under capital leases                                 152,537

    Other                                                             49,586
                                                                      ------

                                                                     676,680

    Less-  Current portion                                           193,698
                                                                     -------

               Long-term debt, net of current portion           $    482,982
                                                                ============

In January 1996, the Company's majority stockholder withdrew $450,000 of the taxed but undistributed S corporation earnings. The stockholder loaned these funds back to the Company on an unsecured basis and has waived the right to receive any further distributions of S corporation earnings other than to pay taxes on S corporation earnings. The Company borrowed these funds from the stockholder and issued a promissory note in the amount of $450,000 and bearing interest at 7%. Interest is payable monthly, and the principal is due on demand subject to certain limitations, as defined, including limiting payment to $100,000 in any 12-month period.

The Company has entered into capital leases for various pieces of equipment that expire in 1998 and 1999, with aggregate monthly payments of $6,070 at December 31, 1996. The capitalized costs of $206,780 are included in fixtures and equipment with accumulated amortization of $51,615 at December 31, 1996. The present value of the minimum lease payments is as follows:

                                                             December 31
                                                                 1996
                                                            ------------

     Total minimum lease payments                           $    184,424
     Less-  Amount representing interest                         (31,887)
                                                            ------------

          Present value of net minimum lease payments       $    152,537
                                                            ============



Maturities as of December 31, 1996, are as follows:

                                               Long-Term         Capital
                                                Debt             Leases
                                             ------------      -----------

                 1997                        $   139,765       $    53,933
                 1998                            113,911            58,659
                 1999                            111,377            39,945
                 2000                            109,090               --
                 2001                             50,000               --
                                             ------------      -----------

                                             $   524,143       $   152,537
                                             ===========       ===========

10. STOCKHOLDERS' EQUITY:

In September 1995, the sole stockholder contributed 304,000 shares of common stock to the Company, and the Company granted 304,000 shares of common stock to an officer. The market value of the common stock on the date of grant was $1.58 per share, which resulted in $480,320 compensation expense charged. The Company also recorded an increase in paid-in capital for the compensation expense. In addition, the Company agreed to reimburse the officer for any and all taxes that may be imposed as a result of this grant. This reimbursement of $392,989 was deemed additional compensation expense at the date of grant. The reimbursement was paid in 1996. All shares granted were restricted and are subject to purchase by the Company for total consideration of $1.00 in the event the officer voluntarily terminates his employment or is terminated for cause within two years.

11. SAVINGS PLAN AND STOCK OPTIONS PLAN:

In March 1995, the Company established the Blue Fish 401(k) Savings and Investment Plan. All employees who have attained age 21 and completed 1,000 hours of service in a plan year are eligible to participate. Employees can contribute up to 10% of their compensation subject to certain limitations. Employer contributions are discretionary. During 1995 and 1996, the Company accrued $43,722 and $45,667 as estimated contributions.

In September 1995, the Company adopted the Blue Fish Clothing, Inc. 1995 Stock Option Plan. A total of 570,000 shares of common stock have been reserved for issuance to the Company's employees, officers, directors (who are employees) and consultants. Qualified and nonqualified stock options will be granted at the discretion of the Compensation Committee (subject to certain plan limitations) at exercise prices at least equal to the fair market value of the common stock for qualified incentive stock options. The Company issued nine-year options to purchase 209,000 shares of common stock to certain officers and key employees during 1995 and 26,300 to employees and consultants during 1996.



Information with respect to the 1995 Stock Option Plan is as follows:

                                                           Aggregate         Option Price
                                         Shares              Price             Per Share
                                   --------------     --------------     ------------------

Outstanding, January 1, 1995                  --      $          --
    Granted                               209,000            876,000     $    4.00 - $5.00
    Exercised                                 --                 --                 --
    Canceled                                  --                 --                 --
                                   --------------     --------------

Outstanding, December 31, 1995            209,000            876,000          4.00 -  5.00
    Granted                                26,300            187,100          7.00 -  7.25
    Exercised                             (12,000)           (52,000)         4.00 -  5.00
    Canceled                              (42,000)          (184,000)         4.00 -  5.00
                                   --------------     --------------

Outstanding, December 31, 1996            181,300     $      827,100          4.00 -  7.25
                                   ==============     ==============





At December 31, 1996, there were 322,700 options available for future grant under the 1995 Stock Option Plan. In addition, there were 62,460 exercisable options at prices ranging from $4.00 to $7.00 per share. The aggregate exercise price of these options was $266,420. The weighted average remaining contractual life of these options is approximately 8 years.

In September 1995, the Company adopted the Blue Fish Clothing, Inc. 1995 Non-Employee Directors' Stock Option Plan. A total of 75,000 shares of common stock have been reserved for issuance to directors who are not employees of the Company. Non-employee directors will receive non-qualified stock options to purchase an amount of shares equal to $7,500 at the then fair market value on January 1 of each year commencing January 1, 1996, and options to purchase shares equal to $2,500 at the then prevailing fair market value for each committee on which they serve. On January 1, 1996 and 1997, the Company granted options to purchase 2,500 shares and 2,700, respectively to each of the nonemployee directors at $5.00 and $4.63, respectively per share. The options were fully vested on date of grant.
No options have been exercised through December 31, 1996.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its stock options granted to employees and directors. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. If compensation cost for these plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per share for 1995 and 1996 would have been reduced to the following pro forma amounts:

                                                       1995           1996
                                                   ------------    -----------

    Pro forma net loss--as reported                $  (161,823)  $   (193,145)
    Pro forma net loss--as adjusted                   (268,367)      (295,670)
    Pro forma net loss per share--as reported            (.04)          (.04)
    Pro forma net loss per share--as adjusted            (.07)          (.07)



The fair  value  of the  options  were  estimated  on the date of grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 5.9% and 6.6%; no dividend yield for both years; expected volatility of 52% for both years; and a weighted average expected life of the options of 7 years.

Because the accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

12. INCOME TAXES:

Reference is made to footnotes 2 and 3 which discuss the Company's accounting policies for income taxes, the termination of its S corporation election in May 1996 and the pro forma income tax disclosure as a result of the public offering

Income tax (benefit) for the year ended December 31, 1996 is comprised of the following:


     Current provision (benefit)                          $              --
     Deferred provision (benefit)                                   (64,429)
                                                          -----------------
                                                                    (64,429)
     Reinstatement of deferred income tax assets                   (173,566)
                                                          -----------------
                                                          $        (237,995)
                                                          =================

The reconciliation of the statutory federal rate to the Company's effective income tax rate on the (loss) for the year ended December 31, 1996 is as follows:

                                                               Year Ended
                                                               December 31,
                                                                   1996
                                                             --------------
        Statutory tax rate                                         (34.0)%
        Reinstatement of deferred income tax assets                (63.1)
        Loss allocated to S corporation                             12.8
        State taxes, benefit                                       (13.0)
        Valuation allowance                                          8.2
        Other                                                        2.6
                                                             --------------
                                                                   (86.5)%
                                                             ==============



The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets at December 31, 1996 are as follows:

       Deferred tax assets:
           Net operating loss carryforward                       $      230,997
           Depreciation                                                  17,804
           Accruals and reserves not currently deductible
              for tax                                                    54,091
           Valuation allowance-state tax                                (47,323)
                                                                     ----------
                                                                        255,569
       Other deferred tax liabilities                                   (17,574)
                                                                     ----------
                                                                 $      237,995
                                                                     ==========

A valuation allowance has been provided for a portion of the net deferred tax assets relating primarily to the state net operating loss carryforwards. Based on the Company's historical levels of taxable income, as adjusted for the nonrecurring charges in 1995 and future projections, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets, including the Federal net operating loss carryforward, existing at December 31, 1996. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future. The Federal net operating loss carryforward expires in 2011.

13. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases its retail, production, office facilities and other equipment under various noncancelable operating leases. Operating leases generally range from 5 to 10 years.

Rental expense, including certain maintenance expenditures, was $203,635 and $395,151 for the years ended December 31, 1995 and 1996, respectively. Future minimum rental payments due under noncancelable operating leases (including one store scheduled to open in 1997) are as follows:

       1997                                             $     655,506
       1998                                                   600,620
       1999                                                   509,538
       2000                                                   404,165
       2001                                                   308,368
       Thereafter                                           1,403,292
                                                    -----------------

                  Total minimum lease payments          $   3,881,489
                                                        =============

In addition to the above commitment, one store location is currently operating under a month to month lease.

In December 1996, the Company entered into a lease for a new Corporate facility. The lease obligation is scheduled to begin in January 1998 once construction is completed and the facility is ready for occupancy. The lease is a 15 year lease with an option to buy. Minimum lease payments are due monthly and begin at $267,120 per year and increase 3% per year throughout the term. The option to buy can be exercised during 2003 for $4,000,000 as adjusted by the change in the consumer price index.

Employment Agreement and Covenant Not to Compete

Effective January 1, 1994, the Company entered into a three-year employment agreement and covenant not to compete with an officer that provides for annual compensation of $105,000 per year plus a 3% annual bonus based on Company net after tax profits (as defined) plus an additional 1% bonus that is calculated annually and due in five annual installments beginning January 1, 1999, if still an employee of the Company at that date.

Other

From time to time the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

14. RELATED-PARTY TRANSACTIONS:

The Company leases one of its store locations from the father of the principal stockholder under a ten-year operating lease for approximately $35,000 per year. The Company also leases additional office space from this individual on a month to month basis for approximately $11,000 per year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 1997.



                                    BLUE FISH CLOTHING, INC.




                                    By: /s/ Jennifer Barclay
                                        ---------------------------------
                                        Jennifer Barclay
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                     Title                               Date

/s/ Jennifer Barclay                        Chairman of the Board of Directors                 March 31, 1997
-----------------------------               (Principal Executive Officer)
Jennifer Barclay




/s/ Marc Wallach                            President and Chief Executive Officer              March 31, 1997
------------------------------              (Principal Executive Officer and Director)
Marc Wallach




/s/ Richard Swarttz                         Vice President of Finance, Chief Financial         March 31, 1997
------------------------------              Officer, and Treasurer
Richard Swarttz                             (Principal Financial Officer and Principal
                                            Accounting Officer)


/s/ Gary Hirshberg                          Director                                           March 31, 1997
------------------------------
Gary Hirshberg


/s/ Ben Cohen                               Director                                           March 31, 1997
------------------------------
Ben Cohen






                                  EXHIBIT INDEX

     10.24        Lease  Agreement  dated  December 16, 1996 between  William I.
                  Roberts and the Registrant

     10.25 Lease Agreement dated December 19, 1996 between 150 Greene Street Corp. and the Registrant