Form 10KSB/A
period 1996-12-31
BLUE FISH CLOTHING INC
filed 1997-05-02
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 1
                                       to
                                   FORM 10-KSB


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

Issuer's revenues for the fiscal year ended December 31, 1996, were $11,610,855. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 22, 1997, was $3,216,130.

As of April 22, 1997, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

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

COMPANY BACKGROUND
     The Company was founded in 1985 by Jennifer Paige Barclay, who, prior to founding the Company and at the age of 17, began block-printing cotton T-shirts and dresses in her parents' garage, which she then sold at craft shows and festivals. In 1986, Blue Fish participated in a New York wholesale show and received over $100,000 in orders. In March 1987, the Company leased its first production facility in Frenchtown, New Jersey, and was incorporated in the state of New Jersey ("Blue Fish-NJ"). In June 1987, the first Blue Fish retail store was opened in a renovated stone mill in Frenchtown, New Jersey. A second store followed in June 1989, in Taos, New Mexico, and Blue Fish Taos, Inc. ("Blue Fish-NM") was incorporated in New Mexico in May 1989. In Spring 1988, Nordstrom became the Company's first major retailer added as a wholesale account. By 1994, Blue Fish clothing was showcased in the Savvy department in 52 Nordstrom stores across the United States. The Company expanded its product offerings by introducing a line of sweaters in September 1993, and by experimenting with different fabrications. In Spring 1994, the Company introduced a line of children's clothing, and in Spring 1995 it offered its first home furnishing products, tablecloths and pillows, through its own retail stores. In December 1994, the Company opened its third retail store in Santa Fe, New Mexico. The Company opened a wholesale showroom in New York City in February 1996, and opened its fourth retail store in Austin, Texas, in September 1996. In December 1996, the Company signed a lease for a retail store in New York City, which opened in late March 1997. In January 1997, the Company closed its Taos, New Mexico store.

     In September 1995, Blue Fish-NJ, Blue Fish-NM and Blue Fish Clothing, Inc., a Pennsylvania corporation incorporated on September 6, 1995 (the "Company"), entered into a Plan of Merger, pursuant to which the Company was the surviving corporation. The merger became effective on September 19, 1995.

PUBLIC OFFERING
     On November 13, 1995, the Company's Registration Statement on Form SB-2 for 800,000 shares of its Common stock was declared effective by the Securities and Exchange Commission and the Company commenced a public offering of its Common Stock. The Offering was made directly by the Company on a best efforts-basis at a price of $5 per share for a minimum of 500,000 shares ($2,500,000) (the "Minimum") and a maximum of 800,000 shares ($4,000,000). The Minimum was raised as of May 13, 1996, the public offering closed as of May 15, 1996, and 787,200 shares were issued, generating cash of approximately $3,215,000, net of transaction costs of $721,000, of which approximately $247,000 was expended in 1995.

COMPANY VALUES AND PHILOSOPHY
     The Company's goal in its artisan crafted products and through its business is to encourage people to believe in themselves and to inspire creativity and self-expression (the "Blue Fish Concept"). The Company seeks to build long-term relationships with its employees, suppliers, customers, stockholders, community and environment. The Company has created its own educational outreach program, called BLUEFISHGARTEN(TM), which brings the talents of Blue Fish employees to art workshops at schools, camps and community organizations.

     The Company also strives to be a leader among businesses in addressing social and environmental concerns. The Company's major impact on the environment is through its material usage. The Company outsources its dyeing to U.S. contractors that use energy-efficient dyeing processes and water-based, non-metallic, non-toxic fabric paints. The Company does not use any sizings or acid washing treatments, which contain formaldehyde and are frequently used throughout the industry. The Company uses only organic cotton for all of its jersey garments. An independent environmental audit performed on the Company in March 1995 by GreenAudit, Inc., found that, as a result of its extensive recycling and reuse programs, which the Company has implemented at its production studio and at its stores, the Company produces 7.6 times less waste per sales dollar than the New Jersey average.1 The Company takes pride in this ratio in that New Jersey has historically the second highest recycling rate in the country. The Company's commitment to social responsibility is evidenced by its support of community organizations through sponsorships, product donations and donations of a percentage of certain product proceeds, as well as considerable time and effort. The Company contributed $31,419 and $19,472 in cash, resources and products to various organizations during 1995 and 1996, respectively, as well as donating designs and participating in local events, such as environmental cleanups. In future years, the Company intends to donate up to 10% of its net income as determined at the discretion of the Board of Directors.

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

MANAGEMENT INFORMATION SYSTEM
     From September 1994 through December 1995, the Company invested approximately $150,000 to begin the establishment of a fully customized wide area network, with remote dial-in capability. During 1996, the Company invested approximately $700,000 from its initial public offering proceeds on the continued expansion of its management information systems in hardware, software, consulting, services and supplies. In 1996 the Company completed the implementation of its retail point-of-sale system and merchandising system. This system allows the Company to experience greater inventory control, higher retail gross margins through better monitoring of inventory turn, and more efficient customer check out. During 1996 the Company also completed the installation of a Wide Area Network ("WAN") that connects the three primary production and operational facilities in Frenchtown, New Jersey. The Company has already experienced improved communications and productivity due to the WAN enabling the use of messaging software and the sharing of files. Extensive training has and will accompany each software/system installation.

     During 1997, the Company plans to complete the installation and integration of numerous software systems. A new accounting package will be installed that will allow the Company to report on and monitor the Company's financial position more effectively, automate specific tasks, and improve efficiencies. In addition, a new manufacturing/production software system will be installed which will allow the Company to obtain greater inventory control, improve production management, improve capacity planning, allow for the Company's sales force to enter orders while on the road, obtain information more easily, allow for Electronic Data Interchange ("EDI"), and utilize bar coding and bar code scanners. A new patternmaking system will also be installed which will allow the Company to send patterns electronically, develop an electronic/file library of patterns, and improve pattern, marker, and grading efficiencies. The software systems will be integrated, including but not limited to integration of the accounting package to the existing retail point-of-sale system and the manufacturing/production system; and integration of the manufacturing/production system from the retail point-of-sale system to receive purchase orders directly. By 1999, the Company plans to have a fully integrated Company-wide computer network with Internet access.

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

     The Company completed implementation of a customized Point-of-Sale ("POS") register and polling system in 1996 for its retail stores. The POS provides register efficiencies, improves customer checkout and overnight polling, and will become fully integrated with the Company's planned wholesale order entry, accounting and inventory management systems. The POS system provides management with accurate and timely information about inventory, pricing, costing, markdowns, markups, transfers, damages, sales and perpetual inventory counts. This system also allows items to be monitored by SKU, by location and by day, and will enable a faster sales cycle to be achieved by transferring merchandise from one location to another that is selling the item more quickly.

EMPLOYEES
     As of April 22, 1997, the Company employed 167 full-time and 34 part-time employees. Approximately 88 of these employees were involved in production, 54 in sales and distribution, 28 in design and creative and 31 in general and administrative. The Company employs temporary staff as the need arises. The Company believes it generally has good relations with its employees. None of its work force is unionized.

TRADEMARK AND SERVICE MARKS
     The Company is the owner of the trademark and service mark "Blue Fish(R)," which expires in the year 2000, and the service mark BLUEFISHGARTEN(R), which expires in 2006 and which is used for its educational outreach program. Registered trademarks and service marks expire ten years after issuance, but are renewable indefinitely if still in use at the time of renewal. In the opinion of management, the Company's trademark and service marks are important to its business due to their name recognition with the Company's customers. Accordingly, the Company intends to maintain and preserve its trademark and service marks and to vigorously protect them from infringement.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has a five-year lease expiring in June 1998 at an annual rent of $69,413, for an approximately 18,000 sq. ft. facility located in Frenchtown, New Jersey, which currently accommodates the Company's production, administrative, accounting, and wholesale functions. The Company also leases a second facility consisting of approximately 18,000 sq. ft. of additional production and storage space also located in Frenchtown, New Jersey, for an annual rental of $50,493, which expires in November 1998. The Company also leases an 800 sq. ft. design studio located above the Company's Frenchtown retail store for a monthly rental of $895. The Company intends to continue to lease the design studio on a month-to-month basis as long as required for the Company's operations. Effective January, 1, 1996, the Company entered into a five-year lease to secure a wholesale showroom space in New York City, New York, at an annual rental of $58,800. The Company's four retail stores are also leased at monthly rental rates ranging from $2,875 to $19,000, as set forth below.


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

     The Company closed its 750 net selling sq. ft. Taos, New Mexico store in January 1997 in large part due to its proximity to the Santa Fe, New Mexico store. The store had been leased on a month-to-month basis.

     The Company believes that, in order to accommodate its growth plans, it will have to move into additional space by 1998. In December 1996, the Company entered into an agreement to lease a 60,000 sq. ft. corporate center and production facility in Palmer Township, Pennsylvania commencing in January 1998. The Company plans to consolidate its production and administrative functions into this single facility. The Company believes this will meet its space requirements for at least the next 10 years.

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


                                             Fiscal Year Ended
                                             December 31, 1996

                                          High                 Low
Quarter Ended June 30, 1996 *             10 1/8               5 1/2

Quarter Ended September 30, 1996           7 7/8               6 1/2

Quarter Ended December 31, 1996            7 1/8               3 3/4


     * Covers the period from the May 15, 1996 closing of the Company's initial public offering though June 30, 1996.

    As of April 22, 1997, the Company had approximately 2,638 stockholders of record. As of that date, the last sale price of the Company's Common Stock was 4 3/4 per share.

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

RESULTS OF OPERATIONS
      The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and Notes thereto elsewhere in this Report) for the periods indicated:
                                                                 Years Ended
                                                                 December 31,
                                                              1995       1996
Statements of Operations Data:
         Sales                                                100.0%     100.0%
         Cost of goods sold                                    44.1       46.3
                                                            -------    -------
              Gross margin                                     55.9       53.7
         Operating expenses, net                               47.6       54.7
         Compensation expense related to stock grant            9.0       ----
                                                            -------    -------
              Income (loss) from operations                    (0.7)      (1.0)
         Interest expense, net                                  1.7        1.4
                                                              -----      -----
         Historical income (loss) before pro forma income
           taxes (benefit)                                     (2.4)      (2.4)
         Pro forma income taxes (benefit)                      (0.7)      (0.7)
                                                              -----      -----
         Pro forma net income (loss)                           (1.7)%     (1.7)%
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

         OPERATING EXPENSES. The Company's operating expenses increased by $1.8 million from $4.6 million in 1995 to $6.4 million in 1996. Operating expenses increased as a percentage of sales, from 47.6% during 1995 to 54.7% in 1996. This was a result of the Company growing its infrastructure with the proceeds of the public offering. The increase in the Company's operating expenses was primarily due to expenses of approximately $1,100,000 in connection with the addition of corporate management team members and staff support, $114,000 increase in marketing and public relation activities, $248,000 in connection with the New York showroom and Austin retail store in 1996 and $121,000 relating to consultant fees associated with the ongoing systems selection process. The Company anticipates continued investment in the manufacturing, wholesale and retail operations throughout 1997.

         INTEREST EXPENSE, NET. The Company's interest expense, net, decreased by $10,000 from $167,000 in 1995 to $157,000 in 1996. Interest expense increased by $76,000 primarily due to increased borrowings for the Company's working capital. Interest income increased by $86,000 as a result of the Company investing cash raised from the initial public offering in interest-bearing instruments.

         NET INCOME OR LOSS. The net loss before income taxes of $275,000 represents a decrease of $914,000 or 143% in net income, which would have been $639,000 in 1995 after removing the impact of the 1995 compensation charge relating to a stock grant. The income tax benefit of $238,000 includes a one-time benefit of $174,000 due to reinstatement of deferred income taxes upon conversion of the Company to a C corporation prior to the closing of the initial public offering. Pro forma net loss after pro forma income taxes increased 19.4% to $(193,000).

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

         Net cash provided by financing activities in 1996 was $3.3 million, consisting primarily of net cash proceeds received from the public offering of $3.5 million in 1996, an increase on borrowings on the Company's line of credit of $500,000, and $450,000 of borrowings from a majority shareholder. This funding was offset in part by equity distributions of $556,000 to pay stockholder taxes and distribute S corporation earnings. Net cash used in financing activities in 1995 was $260,000, consisting primarily of deferred offering costs of $247,000 related to the Company's public offering and equity distributions of $419,000 to pay stockholder taxes, offset in part by increases in short-term borrowings.

         The Company's existing bank line of credit at December 31, 1996, provided for borrowings up to $1.0 million. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. At December 31, 1996, outstanding borrowings under the line of credit were $1,000,000, and the interest rate was 9.0%. The line of credit is subject to a maximum outstanding balance not to exceed 50% of finished goods inventory plus 25% of work in process. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.75% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. Interest expense under this agreement was $107,000 and $117,000 during 1995 and 1996, respectively. Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. In March 1997, both the line of credit and the receivable purchase line of credit were renewed and both were extended through February 1998.

         The Company has four notes payable to banks with outstanding balances of $49,586 on December 31, 1996, and mature in August 1997 through November 2000. As of December 31, 1996, the Company has $152,537 outstanding in capital lease obligations for various pieces of equipment. Four leases expire in 1998, and one lease expires in October 1999.

        The proceeds of the Company's public offering, together with planned additional working capital financing, are expected to meet the Company's funding needs to achieve its objectives and growth strategy through 1997. Additional working capital financing would include inventory, receivables and fixed asset secured lines of credit or term debt. The Company has entered into an agreement to lease, with an option to buy a corporate headquarters and production facility. If such a purchase option is exercised, the Company would pursue bank mortgage financing. Thereafter, if funds generated by operations are insufficient to finance the Company's growth strategy, it would be necessary to raise additional funds from public or private financing. The Company would pursue bank working capital financing, which would include inventory, receivables and fixed asset secured lines of credit or term debt. No assurance can be given that the Company would be successful in raising such additional financing.


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

     RICHARD SWARTTZ joined the Company in May 1996 as Chief Financial Officer and was appointed Treasurer in August 1996. In September 1996, Mr. Swarttz's position was changed to Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Swarttz was most recently Vice President of Finance at International Women's Apparel, Inc., from May 1994, to May 1996, and Vice President and Controller of McBriar Sportswear, Inc. from October 1990 to May 1994. Mr. Swarttz is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting and a Masters in Business Administration from Philadelphia College of Textiles and Science.

     JOLIE CROSS DOYLE has served as the Company's Vice President of Sales and Marketing since October 1996. She joined the Company in November 1995 as Director of Marketing and previously held various marketing positions in the magazine publishing industry. Until January 1994, Ms. Cross Doyle served as Vice President of Corporate Communications for Hachette Fillipacchi Magazines, a company she joined in 1983 when it was owned by CBS Magazines.

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

     GARY HIRSHBERG has served as a member of the Board of Directors since June 1995. Mr. Hirshberg has been the Chief Executive Officer of Stonyfield Farm, Inc., a privately held yogurt and ice cream company, since September 1983 and its President since June 1989. He is the Co-Chair of The Social Venture Network and a Trustee of the New Hampshire Audubon Society. Mr. Hirshberg has extensive experience as an environmental activist, including terms as the founding
President  of the  Cape  and  Island  Self  Reliance  Corporation,  as  founding
President of the Cape Cod Environmental Alliance and as a Director of the Association for the Preservation of Cape Cod. Mr. Hirshberg holds a Bachelor of Arts degree from Hampshire College, an honorary Doctor of Science degree from New Hampshire College and an honorary Doctor of Laws degree from Notre Dame College (Manchester, New Hampshire).

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

NUMBER OF DIRECTORS, DIRECTORS' TERM OF OFFICE AND DIRECTOR COMPENSATION
     The Company's Bylaws provide that the Company may have up to eight directors. At each annual meeting of stockholders, directors will be elected to hold office until the next annual meeting. The Company currently has four directors and intends to elect an additional outside director within the next year. The Company's employee directors do not receive any cash compensation for their service on the Board of Directors. Directors who are not otherwise employees of the Company are eligible to receive stock options under the Company's 1995 Non-Employee Directors' Stock Option Plan. See "1995 Non-Employee Directors' Stock Option Plan." All directors may be compensated for certain expenses in connection with their attendance at Board meetings.

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

     On October 1, 1996, the Company appointed Jolie Cross Doyle Vice President of Sales and Marketing and Megan Doyle Vice President of Production. Both individuals failed to file Form 3s reporting their beneficial ownership of the Company's securities (or lack thereof) within ten days of their appointments. Form 3s for each individual were filed with the Commission on April 17, 1997.


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

--------------------------------------------- ---------------------- --------------- --------------------- ----------------------
                                                                                          Number of
                                                                                         Unexercised             Value of
                                                                                          Securities            Unexercised
                                                     Shares                               Underlying           In-The-Money
                                                    Acquired                             Options/SARs          Options/SARs
                                                       On                               At FY-End (#)          At FY-End ($)
                                                    Exercise             Value           Exercisable/          Exercisable/
Name                                                   (#)              Realized        Unexercisable          Unexercisable
(a)                                                    (b)                (c)                (d)                    (e)
--------------------------------------------- ---------------------- --------------- --------------------- ----------------------
Marc Wallach                                                  -0-    $        -0-          45,600/68,400   $  28,500/ $  42,750
    President & Chief Executive Officer
--------------------------------------------- ---------------------- --------------- --------------------- ----------------------

EMPLOYMENT AND NON-DISCLOSURE AGREEMENTS
     The Company entered into an Employment Agreement with Marc Wallach to serve as the Company's General Manager and Chief Operating Officer, effective January 1, 1994, for a period of three years, subject to termination by the Company for cause or, by either party, at any time upon ninety (90) days prior written notice. On September 7, 1994, Mr. Wallach was appointed Chief Executive Officer. Although Mr. Wallach's Employment Agreement expired on December 31, 1996, he continues to work for the Company on the same terms. The Company's Board of Directors intends to consider an extension of the current Employment Agreement or the execution of a new one at its next meeting. The Employment Agreement, as amended, provides that Mr. Wallach's annual base compensation will be $105,000 effective September 1, 1994, and that he will receive an annual bonus of 3% of the Company's net after-tax profits for each year that the Employment Agreement remains in effect. Mr. Wallach will also receive an additional bonus of 1% of the Company's net after-tax profits for each of the five years commencing January 1, 1994 and ending December 31, 1998 provided that Mr. Wallach remains continuously employed by the Company during this five-year period. This additional bonus will be paid by the Company in five equal annual installments commencing on January 1, 1999. Mr. Wallach is also entitled to participate in the Company's employee benefit plans. Mr. Wallach is also subject to certain non-disclosure covenants and has agreed not to compete with the Company during the term of the Employment Agreement and for two years thereafter. On September 15, 1995, the Company granted to Mr. Wallach 304,000 shares of Common Stock in consideration of services rendered. In connection with this stock grant, Ms. Barclay contributed 304,000 shares of her Common Stock to the capital of the Company and Ms. Barclay, Mr. Wallach and the Company entered into a Restricted Stock Agreement. Pursuant to this Agreement, all of Mr. Wallach's 304,000 shares are subject to purchase by the Company for a total consideration of $1 in the event that Mr. Wallach voluntarily terminates his employment or is terminated for cause by the Company prior to September 16, 1997. In 1995, the Company recognized a compensation expense of $873,309, representing the fair market value of the Common Stock plus a bonus to cover income taxes payable in connection with the stock grant. Mr. Wallach also waived his right to receive any portion or all of his undistributed S corporation earnings other than to pay taxes on S corporation earnings. See "Certain Relationships and Related Transactions."

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

     On September 11, 1995 the Compensation Committee authorized the grant of nine-year incentive stock options with an effective date of September 15, 1995 to purchase an aggregate of 60,000 shares of the Company's Common Stock to its officers and key employees pursuant to the Option Plan. Options to purchase an aggregate of only 55,000 shares were actually granted. Twenty percent were immediately exercisable on September 15, 1995 and an additional 20% will become exercisable on each of the first four anniversaries of the grant date. The Compensation Committee also granted a nine-year incentive stock option under the Option Plan with an effective date of September 15, 1995 to the Company's Chief Executive Officer, Marc Wallach, to purchase 114,000 shares of the Company's Common Stock. Mr. Wallach's option becomes exercisable according to a schedule that provides for the most rapid exercise of the option without disqualifying the option as an incentive stock option under the Code. All of the options were granted with an exercise price of $4.00 per share. On December 15, 1995, the Compensation Committee authorized an additional grant of nine-year incentive stock options to purchase 45,000 shares to its officers and key employees pursuant to the Option Plan under the same conditions as the September 15, 1995 grant, with an exercise price of $5.00 per share. Options to purchase only 40,000 shares were actually granted. During 1996, the Compensation Committee granted a nine-year incentive stock option to purchase 14,300 shares of Common Stock to an officer, with the same vesting schedule as the 1995 grants (other than to Mr. Wallach), and at an exercise price of $7.00 per share. The
Compensation Committee also granted non-qualified five-year stock options to purchase an aggregate of 12,000 shares to three consultants, at an exercise price of $7.25 per share. One-half of the options became exercisable on January 1, 1997 and the balance become exercisable on January 1, 1998. On April 4, 1997 the Compensation Committee granted an incentive option to purchase 10,000 shares of the Company's Common Stock to an officer of the Company with the same vesting schedule as the 1995 grants with an exercise price of $4.75 per share.

     Options to purchase 4,000 shares were exercised by three employees during 1996. The employment of four optionees holding options to purchase an aggregate of 60,000 shares terminated during 1996. Of these options to purchase 60,000 shares, options to purchase 42,000 shares terminated unexercised during 1996 and options to purchase an additional 10,000 shares terminated unexercised on March 2, 1997. Options to purchase the remaining 8,000 shares were exercised.
Accordingly, as of the date of this Report, options to purchase a total of 181,300 shares of Common Stock granted pursuant to the Option Plan remain outstanding.

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

     Pursuant to the terms of the Directors' Plan, each of the two Non-Employee Directors received grants of nonqualified stock options to purchase 2,500 shares of Common Stock, at an exercise price of $5.00 per share on January 1, 1996, and 2,700 shares of Common Stock, at an exercise price of $4.63 per share on January 1, 1997. As of the date of this Report, options to purchase a total of 10,400 shares of Common Stock have been granted under the Directors' Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of April 22, 1997 for (i) each director and executive officer of the Company; (ii) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; and (iii) all directors and officers as a group for each class of capital stock of the Company. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.




                DIRECTORS,                    SHARES
            EXECUTIVE OFFICERS             BENEFICIALLY
           AND 5% STOCKHOLDERS:              OWNED (1)         PERCENTAGE OF COMMON SHARES OUTSTANDING (1):
           ---------------------------------------------      ----------------------------------------------
     Jennifer Barclay.................      3,486,000              75.8%
     c/o Blue Fish Clothing, Inc.
         No. 3 Sixth Street
         Frenchtown, NJ  08825

     Marc Wallach.........                    349,600   (2)         7.5%


     Richard Swarttz .................          2,860   (3)          *

     Jolie Cross Doyle................          4,400   (4)          *

     Megan Doyle......................          1,000   (5)          *

     Dianne Ige.......................          2,000   (6)          *

     Ben Cohen .......................          5,200   (7)          *

     Gary Hirshberg ..................          5,200   (7)          *

     All directors and executive .....      3,856,260   (8)        82.7%
       officers as a group (eight persons)

     *Less than 1%
     (1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
     (2) Consists of 304,000 shares of Common stock owned beneficially by Mr. Wallach and 45,600 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options assuming a five-year vesting schedule but excludes 68,400 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (3) Consists of 2,860 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 11,440 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (4) Consists of 400 shares of Common stock owned beneficially by Ms. Cross Doyle and 4,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 6,000 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (5) Consists of 1,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 3,000 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exerciable.
     (6) Consists of 2,000 shares of Common Stock issuable upon excercise of currently exercisable incentive stock options but excludes 8,000 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.
     (7) Consists of 2,500 shares of Common Stock issuable upon exercise of nonqualified options issued under the Directors' Plan
     (8) Includes an aggregate of 65,860 shares of the Common Stock issuable upon exercise of currently exercisable incentive stock options granted under the Option Plan and Directors' Plan to executive officers and directors, but excludes 96,840 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not yet exercisable.

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

AGREEMENTS WITH FORMER STOCKHOLDER

      Pursuant to an Agreement dated June 30, 1993, the Company repurchased all of the 2,048,696 shares of the Company's Common Stock then owned by Anne Haag, a former stockholder and officer of the Company. These shares were held in Treasury by the Company (the "Treasury Stock"). Pursuant to a Security
Agreement, the Treasury Stock, together with all accounts receivable, inventories, work-in-progress, bank accounts, trademarks, choses in action, leasehold interests, and fixed assets now or hereafter acquired, served as collateral to secure the Company's obligations under certain promissory notes representing the purchase price for Ms. Haag's shares. The total purchase price of the Treasury Stock was $230,000, of which $162,400 was in the form of a promissory note due in monthly installments of $3,140 including interest at 6% and maturing in March 1997. The stockholder's note had an outstanding balance, as of December 31, 1996, of $24,557. The Company satisfied all of its obligations to Anne Haag pursuant to the Agreement and promissory notes on April 5, 1997. On April 20, 1997, the Company retired the Treasury Stock and returned it to the status of authorized but unissued shares.

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



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        10.19 Lease agreement dated November 15, 1995 with G. Holdings Corporation and Blue Fish Clothing, Inc.

        10.20 Letter agreement dated December 6, 1995 with Anne Haag and Blue Fish Clothing, Inc.

        10.21 Promissory Note between the Registrant and Jennifer Barclay dated January 2, 1996

        10.22 Lease Agreement between Tangmere Ltd. and the Registrant dated January 5, 1996

        10.23 Employment Agreement by and between the Registrant and Richard Swarttz dated April 29, 1995, and effective May 20, 1996

     *  10.24    Lease  Agreement  dated  December 16, 1996, between  William I.
                 Roberts and the Registrant

     *  10.25    Lease  Agreement  dated  December  19, 1996, between 150 Greene
                 Street Corp. and the Registrant

     *  27       Financial Data Schedule


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


                            BLUE FISH CLOTHING, INC.


                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)





                                                            Additional
                                              Common          Paid-in        Retained       Treasury
                                               Stock          Capital        Earnings         Stock           Total
                                               -----          -------        --------         -----           -----
BALANCE, JANUARY 1, 1995                       $5,849         $23,151       $1,101,574     $(230,000)       $900,574

  Stockholder distributions,
    $0.037 per share                             --             --           (142,042)         --           (142,042)
  Stock contribution to
    Company                                      --           480,320             --        (480,320)           --
  Stock grant (Note 10)                          --             --                --         480,320         480,320
  Net (loss)                                     --             --           (247,713)         --           (247,713)
                                               -------        --------       ---------      ---------       ---------

BALANCE, DECEMBER 31, 1995                      5,849         503,471         711,819       (230,000)        991,139

  Sale of common stock in initial
    public offering, net of
    expenses                                      787       3,214,597             --            --         3,215,384
  S corporation distribution                     --             --           (454,109)          --          (454,109)
  Reclassification of S
    corporation earnings                         --           257,710        (257,710)          --              --
  Exercise of common stock
    options                                        12          51,988             --            --            52,000
  Net (loss)                                     --             --            (37,140)          --           (37,140)
                                               -------        --------       ---------      ---------       ---------

BALANCE, DECEMBER 31, 1996                     $6,648      $4,027,766        $(37,140)     $(230,000)      $3,767,274
                                               =======     ===========        ========      =========       =========






        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.


                        STATEMENTS OF CASH FLOWS (Note 1)



                                                                                        Year Ended December 31
                                                                                      --------------------------
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

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                                Year Ended
                                                                December 31
                                                        ------------------------
                                                            1995          1996
                                                        ----------    ----------

        Federal statutory tax rate                         (34.0)%       (34.0)%
        State income taxes, net of federal benefit          (5.0)         (5.1)
        Non-deductible expenditures                          4.7           4.2
        Valuation allowance for state net
          operating losses                                   --            5.1
        Other                                                3.4            --
                                                        --------      --------
                                                           (30.9)%       (29.8)%
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

5. INVENTORIES:

                                                         December 31
                                                             1996
                                                         ------------
           Raw materials                                $     304,361
           Work-in-process                                    709,302
           Finished goods                                   1,992,054
                                                        -------------
                                                        $   3,005,717
                                                        =============

6. PROPERTY AND EQUIPMENT:

Property and equipment is made up of the following at December 31, 1996:


           Automobiles                                   $      58,303
           Fixtures and equipment                            1,038,944
           Leasehold improvements                              488,507
                                                         -------------

                                                             1,585,754
           Less- Accumulated depreciation
               and amortization                               (472,343)
                                                         -------------
                    Net property and equipment           $   1,113,411
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



9. LONG-TERM DEBT:


                                                                  December 31
                                                                     1996
                                                                  ----------

    Note payable to a current stockholder of the Company        $    450,000

    Note payable to a former stockholder of the Company, for
        treasury stock purchased, due in 1997                         24,557


    Obligations under capital leases                                 152,537

    Other                                                             49,586
                                                                  ----------

                                                                     676,680

    Less-  Current portion                                           193,698
                                                                  ----------
               Long-term debt, net of current portion           $    482,982
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

In September 1995, the Company adopted the Blue Fish Clothing, Inc. 1995 Non-Employee Directors' Stock Option Plan. A total of 75,000 shares of common stock have been reserved for issuance to directors who are not employees of the Company. Non-employee directors will receive non-qualified stock options to purchase an amount of shares equal to $7,500 at the then fair market value on January 1 of each year commencing January 1, 1996, and options to purchase shares equal to $2,500 at the then prevailing fair market value for each committee on which they serve. On January 1, 1996 and 1997, the Company granted options to purchase 2,500 shares and 2,700, respectively to each of the nonemployee directors at $5 and $4.63, respectively per share. The options were fully vested on date of grant. No options have been exercised through December 31, 1996.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its stock options granted to employees and directors. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. If compensation cost for these plans had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per share for 1995 and 1996 would have been reduced to the following pro forma amounts:

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

12. INCOME TAXES:

Reference is made to footnotes 2 and 3 which discuss the Company's accounting policies for income taxes, the termination of its S corporation election in May 1996 and the pro forma income tax disclosure as a result of the public offering.

Income tax (benefit) for the year ended December 31, 1996, is comprised of the following:


     Current provision (benefit)                          $        --
     Deferred provision (benefit)                             (64,429)
                                                          -----------
                                                              (64,429)
     Reinstatement of deferred income tax assets             (173,566)
                                                          -----------
                                                          $  (237,995)
                                                          ===========

The reconciliation of the statutory federal rate to the Company's effective income tax rate on the (loss) for the year ended December 31, 1996, is as follows:

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
                                                             --------------
                                                                   (86.5)%
                                                             ==============



The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets at December 31, 1996, are as follows:

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

Rental expense, including certain maintenance expenditures, was $203,635 and $395,151 for the years ended December 31, 1995 and 1996, respectively. Future minimum rental payments due under noncancelable operating leases (including one store scheduled to open in 1997) are as follows:

       1997                                              $    655,506
       1998                                                   600,620
       1999                                                   509,538
       2000                                                   404,165
       2001                                                   308,368
       Thereafter                                           1,403,292
                                                         ------------

                  Total minimum lease payments           $  3,881,489
                                                         ============

In addition to the above commitment, one store location is currently operating under a month-to-month lease.

In December 1996, the Company entered into a lease for a new Corporate facility. The lease obligation is scheduled to begin in January 1998 once construction is completed and the facility is ready for occupancy. The lease is a 15-year lease with an option to buy. Minimum lease payments are due monthly and begin at $267,120 per year and increase 3% per year throughout the term. The option to buy can be exercised during 2003 for $4,000,000 as adjusted by the change in the consumer price index.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 1997.



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

                Name                                     Title                               Date

/s/ Jennifer Barclay                        Chairman of the Board of Directors                 May 2, 1997
-----------------------------               (Principal Executive Officer)
Jennifer Barclay




/s/ Marc Wallach                            President and Chief Executive Officer              May 2, 1997
------------------------------              (Principal Executive Officer and Director)
Marc Wallach




/s/ Richard Swarttz                         Vice President of Finance, Chief Financial         May 2, 1997
------------------------------              Officer, and Treasurer
Richard Swarttz                             (Principal Financial Officer and Principal
                                            Accounting Officer)


/s/ Gary Hirshberg                          Director                                           May 2, 1997
------------------------------
Gary Hirshberg


/s/ Ben Cohen                               Director                                           May 2, 1997
------------------------------
Ben Cohen


                                  EXHIBIT INDEX

     10.24        Lease  Agreement  dated  December 16, 1996, between William I.
                  Roberts and the Registrant

     10.25 Lease Agreement dated December 19, 1996, between 150 Greene Street Corp. and the Registrant

     27           Financial Data Schedule