Form 10QSB
period 1997-03-31
BLUE FISH CLOTHING INC
filed 1997-05-15
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  1-14078
                         -------
                          BLUE FISH CLOTHING, INC.
     -----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Pennsylvania                      22-2781253
          -------------------------------         ------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

              No. 3 Sixth Street, Frenchtown, New Jersey  08825
              -------------------------------------------------
                  (Address of Principal Executive Offices)

                                (908) 996-3844
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 13, 1997,
                                                     ----------------------
4,599,200 shares of Common Stock, $.001 par value per share, were issued
---------------------------------------------------------------------------
and outstanding.
---------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
YES          NO   X
    -----       -----

                     BLUE FISH CLOTHING, INC.

                              INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1996 and March 31, 1997      3

    Statements of Operations - For the Three Months Ended
      March 31, 1996 and March 31, 1997                        4

    Statements of Cash Flows - For the Three Months Ended
      March 31, 1996 and March 31, 1997                        5

    Notes to Financial Statements                              6


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                  12

  ITEM 2.  CHANGES IN SECURITIES                              12

  ITEM 3.  DEFAULTS ON SENIOR SECURITIES                      12

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                            12

  ITEM 5.  OTHER INFORMATION                                  12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   12

  SIGNATURES                                                  13

                      BLUE FISH CLOTHING, INC.
                           BALANCE SHEETS
                           --------------
                             (unaudited)

                                      December 31,     March 31,
ASSETS                                   1996            1997
------                                ------------     ---------
CURRENT ASSETS
     Cash and cash equivalents        $1,887,994      $1,379,828
     Restricted cash                      40,346         110,798
     Receivables, net of
       allowance of $33,000
       and $26,682                       526,157       1,219,008
     Inventories                       3,005,717       3,000,561
     Other current assets                 63,013         162,546
     Deferred income taxes               222,119         222,119
                                      ----------      ----------
          Total current assets         5,745,346       6,094,860

PROPERTY AND EQUIPMENT
     Property and equipment,
     net of accumulated
     depreciation of
     $472,343 and $523,861             1,113,411       1,422,812

OTHER ASSETS:
     Noncompete and consulting
     agreement, net                       56,667          48,167
     Security deposits                   197,884         224,734
     Deferred income taxes                15,876          15,876
                                      ----------      ----------
                                      $7,129,184      $7,806,449
                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Line of credit                   $1,000,000      $1,000,000
     Current portion of
       long-term debt                    193,698         151,565
     Receivable purchase line
       of credit                         403,464       1,107,983
     Accounts payable                    849,667         925,631
     Accrued expenses                    432,099         342,854
                                      ----------      ----------
          Total current
          liabilities                  2,878,928       3,528,033
                                      ----------      ----------
DEFERRED RENT                                 --          32,011
                                      ----------      ----------
LONG-TERM DEBT                           482,982         464,668
COMMITMENTS AND CONTINGENCIES         ==========      ==========

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
       11,000,000 shares authorized,
       6,647,896 shares issued and
       4,599,200 shares outstanding        6,648           6,648
     Additional paid-in capital        4,027,766       4,027,766
     Retained earnings                   (37,140)        (22,677)
     Less - Treasury stock,
       2,048,696 common shares,
       at cost                          (230,000)       (230,000)
                                      ----------      ----------
          Total stockholders' equity   3,767,274       3,781,737
                                      ----------      ----------
                                      $7,129,184      $7,806,449
                                      ==========      ==========

The accompanying notes are an integral part of these statements.

                     BLUE FISH CLOTHING, INC.
                     STATEMENTS OF OPERATIONS
                     ------------------------
                           (unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            1996          1997
                                            ----          ----
SALES                                    $2,752,179    $3,442,855
COST OF GOODS SOLD                        1,355,301     1,600,926
                                         ----------    ----------
     Gross margin                         1,396,878     1,841,929

OPERATING EXPENSES                        1,470,718     1,710,757
                                         ----------    ----------
     Income (loss) from operations          (73,840)      131,172

INTEREST EXPENSE, NET                        62,980        61,895
                                         ----------    ----------
INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAX                        (136,820)       69,277

INCOME TAX PROVISION                            900        32,283
                                         ----------    ----------

NET INCOME (LOSS)                        $ (137,720)   $   36,994
                                         ==========    ==========

NET INCOME PER SHARE                                   $     0.01

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,641,674

PRO FORMA DATA unaudited: (Note 5)
     Historical loss before
       income taxes                      $ (136,820)
     Pro forma income tax benefit           (42,277)
                                         ----------
PRO FORMA NET LOSS                       $  (94,543)
                                         ==========
PRO FORMA NET LOSS PER SHARE             $    (0.02)

PRO FORMA WEIGHTED AVERAGE SHARES
   OUTSTANDING                            3,800,000

The accompanying notes are an integral part of these statements.

                    BLUE FISH CLOTHING, INC.
                    STATEMENTS OF CASH FLOW
                    -----------------------
                          (unaudited)

                                    Three Months Ended March 31,
                                    ----------------------------
                                    1996                    1997
                                    ----                    ----

OPERATING ACTIVITIES:
  Net Income (Loss)                 $(137,720)         $  36,994
  Adjustments to reconcile
    net income to net cash
    used in operating activities -
      Depreciation and amortization    49,868             84,683
      Provision for deferred rent          --             32,011
      Provision for losses
        (recoveries) on
        accounts receivable           (57,834)            12,501
      (Increase) decrease in
        assets -
          Accounts receivable        (344,376)          (705,352)
          Inventory                   (73,503)             5,156
          Other assets                 20,684           (126,383)

      Increase (decrease) in
       liabilities -
         Accounts payable             277,526             75,964
         Accrued expenses             (55,992)           (54,389)
                                    ---------         ----------
            Net cash used in
             operating activities    (321,347)          (638,815)
                                    ---------         ----------

INVESTING ACTIVITIES:
  Payments for purchases of
   property and equipment             (49,473)          (420,440)
                                    ---------         ----------
  Net cash used in investing
   activities                         (49,473)          (420,440)
                                    ---------         ----------

FINANCING ACTIVITIES:
  Net borrowings on line
   of credit                          250,000                 -
  Receivable purchase
   line of credit, net                218,462            704,519
  Borrowing on long-term debt         450,000                 -
  Repayments on long-term debt        (64,866)           (60,447)
  Deferred offering expenses paid     (87,628)                -
  Stockholder cash distributions     (473,399)           (22,531)
                                    ---------         ----------
     Net cash provided by financing
      activities                      292,569            621,541
                                    ---------         ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                    (78,251)          (437,714)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 205,878          1,928,340
                                    ---------         ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $ 127,627         $1,490,626
                                    =========         ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                            $60,580            $61,509
                                    =========         ==========
  Taxes                                  $900            $29,575
                                    =========         ==========

The accompanying notes are an integral part of these statements.

                      BLUE FISH CLOTHING, INC.
                   Notes to Financial Statements
                For the Period Ended March 31, 1997
                -----------------------------------


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:
--------------------------------------------------

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Blue Fish Clothing, Inc. (the "Company") annual report on Form 10-KSB, as amended, for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months ended March 31, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INITIAL PUBLIC OFFERING:
--------------------------------

On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the public offering was closed as of May 15, 1996, generating cash of approximately $3,215,000, net of transaction costs of $721,000, of which approximately $247,000 was expended in 1995. Upon the closing of the offering, offering costs deferred prior to the offering were reclassified to stockholders' equity and the Company converted to C Corporation status and recorded deferred income tax assets of $173,566
(see Note 4). All S Corporation earnings were reclassified to additional paid in capital.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
--------------------------------------------------------

Inventories
-----------
The components of inventory as presented are as follows:

                               December 31,            March 31,
                                   1996                  1997
                               ------------            ---------
   Raw materials                $  304,360             $ 399,686
   Work-in-process                 710,819               846,786
   Finished goods                1,990,538             1,754,089
                                ----------            ----------
                                $3,005,717            $3,000,561
                                ==========            ==========

Earnings Per Share (EPS)
------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months ended March 31, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

Major Customers and Concentration of Credit Risk
------------------------------------------------
The Company has one significant customer that accounted for 12.6% and 18.0% of total sales through March 31, 1996 and March 31, 1997, respectively. This same customer accounted for 6.3% and 3.4% of net accounts receivable at December 31, 1996 and March 31, 1997, respectively.


NOTE 4 - INCOME TAXES:
---------------------

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

NOTE 5 - PRO FORMA INFORMATION:
------------------------------

Pro Forma Statement of Operations Data
--------------------------------------
For informational purposes, the accompanying statements of operations for the quarter ended March 31, 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                      1996
                                                      ----
     Federal statutory tax rate                      (34.0)%
     State income taxes, net of federal benefit       (5.0)
     Other                                             8.1
                                                     -------
                                                     (30.9)%
                                                     =======

Pro Forma Net Loss Per Share
----------------------------
Pro forma net loss per share was calculated by dividing pro forma net loss by the weighted average number of shares of common stock outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents which consist of stock options. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which were authorized and will become issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing pro forma net loss per share as if they were outstanding for all periods presented using the treasury stock method and the offering price of $5.00 per share.

NOTE 6 - SUBSEQUENT EVENTS:
--------------------------

The Company repurchased 2,048,696 shares of the Company's Common Stock in 1993. These shares were held in Treasury by the Company (the "Treasury Stock"). Pursuant to a Security Agreement, the Treasury Stock, together with all accounts receivable, inventories, work-in-progress, bank accounts, trademarks, choses in action, leasehold interests, and fixed assets now or hereafter acquired, served as collateral to secure the Company's obligations under certain promissory notes. The Company satisfied all of its obligations pursuant to the Agreement and promissory notes on April 5, 1997. On April 20, 1997 the Company retired the Treasury Stock and returned it to the status of authorized but unissued shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ---------------------

Three Months Ended March 31, 1997 ("1997 period") Compared to Three Months Ended March 31, 1997 ("1996 period")

     SALES. The Company's sales increased by $690,676 or 25.1% to $3,442,855 in the 1997 period. The Company's wholesale sales increased by 18.4% from $2,200,686 in the 1996 period to $2,605,495 in the 1997 period, its retail sales increased by 36.3% from $543,512 in the 1996 period to $741,076 in the 1997 period and craft fair sales increased by 1101.6% from $7,981 in the 1996 period to $95,899 in the 1997 period.
Miscellaneous sales were $385 in the 1997 period. The Company attributes the wholesale sales increase during the 1997 period primarily to a 7.4% increase in boutique accounts, and a 35.0% increase in department store accounts due primarily to an increase in the total number of wholesale accounts, and improved relations with existing wholesale accounts through the Messenger Program. The retail sales increase was primarily due to a same store sales increase of $110,305 or 23.7%, and a store opened in September 1996 generating sales during the 1997 period. The Company attributes these results to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased in the 1997 period. The increase in craft fair sales was primarily due to attending an event in March 1997 which previously occurred in April 1996.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 2.7 percentage points from 50.8% in the 1996 period to 53.5% in the 1997 period. The Company attributes this increase to fewer discounted sales and increased initial mark-ups at its retail stores, overall production efficiencies, and a larger percent of total sales being retail sales during the 1997 period, which yield higher gross margins.

     OPERATING EXPENSES. The Company's operating expenses increased by $240,039 or 16.3% from $1,470,718 in the 1996 period to $1,710,757 in the
1997 period and decreased as a percentage of sales by 3.7 percentage points from 53.4% in the 1996 period to 49.7% in the 1997 period. The increase in operating expenses in the 1997 period was primarily due to the addition of management team members and staff support, insurance, accounting and legal expenses. Operating expenses related to general and administrative functions have increased throughout 1995 and 1996, providing capacity for future sales growth. The decline as a percent of sales is primarily attributable to sales increasing at a faster rate than expenses.

    INTEREST EXPENSE, NET. The Company's interest expense, net, decreased by $1,085 or 1.7% from $62,980 in the 1996 period to $61,895 in the 1997 period. Interest expense increased by $15,770 due to increased borrowings for the Company's working capital needs. Interest income increased by $16,855 as a result of the Company investing cash raised from the initial public offering in interest bearing instruments.

     NET INCOME. As a result of the foregoing, income (loss) before income tax provision (benefit) increased $206,097 or 150.6% from a loss of ($136,820) in the 1996 period to an income before income tax provision of $69,277 in the 1997 period.

Liquidity and Capital Resources:
--------------------------------

On November 13, 1995, the Company commenced the sale of 800,000 shares of common stock in a public offering at a price of $5.00 per share. The offering was made directly by the Company on a "Minimum/Maximum" basis subject to subscription and payment for not less than 500,000 shares (the Minimum) and not more than 800,000 shares (the Maximum). The Minimum was raised as of May 13, 1996, and the offering was closed as of May 15, 1996. The public offering provided approximately $3,215,000, net of transaction costs of approximately $721,000.

At March 31, 1997, the Company had $1,490,626 in cash and cash equivalents (of which $110,798 was restricted) from $1,928,340 in cash and cash equivalents at December 31, 1996 (of which $40,346 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $1,107,983 outstanding and in transit) and a demand bank line of credit for up to $1,000,000 (with a $1,000,000 outstanding balance). At March 31, 1997, the Company had working capital of $2,566,827, reflecting a decrease in working capital of $299,591 from $2,866,418 on December 31, 1996. Working capital is defined as current assets less current liabilities.

Net cash used in operations was ($638,815) during the three months ended March 31, 1997, consisting primarily of increases in accounts receivable of $705,352 and other assets of $126,383 partially offset by net income before depreciation and amortization of $121,677. Net cash used in operating activities during the same period for 1996 was ($321,347), which consisted primarily of the Company's net loss of $137,720, recoveries on accounts receivables of $57,834, and increases in accounts receivable of $344,376 and inventory of $73,503 partially offset by an increase in accounts payable of $277,526.

Net cash used in investing activities in the 1997 and 1996 three month period was $420,440 and $49,473, respectively, consisting of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March 1997, and the ongoing implementation of the Company's Management Information System. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York.

Net cash provided by financing activities in the 1997 period was $621,541, consisting primarily of an increase in the Company's receivable purchase line of credit of $704,519. Net cash provided by financing activities in the same period for 1996 was $292,569, consisting primarily of borrowings of $250,000 on the Company's line of credit, receivables advances of $218,462, and $450,000 in borrowings from a majority shareholder. This funding was offset in part by $473,399 shareholder distributions as a withdrawal of accumulated S corporation earnings.

The Company has a receivable purchase line of credit agreement with a bank which provided for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000.
The Company assigned 100% of its wholesale credit receivables under this agreement, providing immediate cash availability of up to 88.3% of these receivables. This line has been extended through December 1997.

The Company has a $1,000,000 line of credit with a bank. This line of credit is subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process and bears interest at prime plus .75%. At March 31, 1997, $1,000,000 of this line of credit was advanced and outstanding.

The net proceeds of the Company's initial public offering, together with the lines of credit described above and income generated from operations, are expected to meet the Company's funding needs to achieve its objectives and growth strategy for at least the next 12 months.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Not applicable


Item 2.  Changes in Securities

     Not applicable


Item 3.  Defaults upon Senior Securities

     Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable


Item 5.  Other Information

     Not applicable


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27 - Financial Data Schedule


     (b)  Reports on Form 8-K
          Not applicable

                                 SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on May 13, 1997.


                                         BLUE FISH CLOTHING, INC.
                                         ------------------------
                                         (Registrant)





DATE:  May 13, 1997                      /s/ Marc Wallach
                                         ------------------------------
                                         Marc Wallach
                                         Chief Executive Officer



DATE:  May 13, 1997                      /s/ Richard E. Swarttz
                                         ------------------------------
                                         Richard E. Swarttz
                                         Chief Financial Officer and
                                         Treasurer