Form 10KSB/A
period 1996-12-31
BLUE FISH CLOTHING INC
filed 1997-06-17
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 2
                                       to
                                   FORM 10-KSB


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

     BEN COHEN has served as a member of the Board of Directors since June 1995. Mr. Cohen is the Co-Founder and Chairman of the Board of Ben and Jerry's Homemade, Inc., a public company, and served as its Chief Executive Officer until February 1995. He presently serves as a member of the Board of Directors of The Social Venture Network. Mr. Cohen also serves as a member of the Board of Directors of Community Products, Inc., a privately held buttercrunch candy manufacturer, which filed a petition for federal bankruptcy protection in April 1997.

     GARY HIRSHBERG has served as a member of the Board of Directors since June 1995. Mr. Hirshberg has been the Chief Executive Officer of Stonyfield Farm, Inc., a privately held yogurt and ice cream company, since September 1983 and its President since June 1989. He is the Chairman of The Social Venture Network and a Trustee of Leadership New Hampshire, Inc. Mr. Hirshberg has extensive experience as an environmental activist, including terms as the founding
President of the Cape and Island Self Reliance Corporation, as founding President of the Cape Cod Environmental Alliance and as a Director of the New Hampshire Audubon Society and the Association for the Preservation of Cape Cod. Mr. Hirshberg holds a Bachelor of Arts degree from Hampshire College, an honorary Doctor of Science degree from New Hampshire College and an honorary Doctor of Laws degree from Notre Dame College (Manchester, New Hampshire).

BOARD COMMITTEES
     The Company's Board of Directors has established various committees. The Executive Committee consists of Ms. Barclay and Mr. Wallach. The Executive Committee is authorized to take any action upon which the Board of Directors is authorized to act, except as reserved by law or the Company's Bylaws. The Executive Committee also administers the Company's 1995 Non-Employee Directors' Stock Option Plan. The Audit Committee consists of Messrs. Cohen and Hirshberg. The Audit Committee, which is responsible to meet periodically with management and the Company's independent public accountants, will review the results and scope of the audit and other services provided by the Company's independent public accountants, the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee consists of Messrs. Cohen and Hirshberg. The Compensation Committee has the responsibility and authority to establish and administer compensation policies for all executive officers and employees of the Company, including the Chief Executive Officer. The Compensation Committee also administers the Company's 1995 Stock Option Plan.

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


-------------------------------- ----------- -------------------------------------- ------------------------------- ------------
                                                                                        Long Term Compensation
                                                                                    -------------------------------
                                                      Annual Compensation                 Awards         Payouts
-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------
(a)                                 (b)         (c)        (d)           (e)           (f)       (g)        (h)
                                                                        Other
                                                                       Annual       Restricted                          All
                                                                       Compen-        Stock                LTIP        Other
Name and                           Fiscal                               sation      Awards(s)  Options/   Payouts   Compensation
Principal Position                  Year     Salary     Bonus ($)        ($)           ($)     SARs(#)      ($)          ($)
                                                ($)
-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------
Jennifer Barclay                  12/31/96   $          $          $                $                    $     ---  $     ---
                                             100,000    -0-        2,178 (4)        ---        ---
   Chairman (1)                                                    $
                                                                   4,905 (5)
                                                                   $
                                                                   1,985 (6)

                                  12/31/95   $          $          $                $                    $     ---  $     ---
                                             100,000    1,923      1,968 (4)        ---        ---
                                                                   $
                                                                   5,420 (5)
                                                                   $
                                                                   2,038 (6)

                                  12/31/94   $          $          $                $                    $     ---  $     ---
                                             108,903    207,328(3) 1,968 (4)        ---        ---
                                                                   $
                                                                   5,420 (5)

Marc Wallach                      12/31/96   $          $          $                $                    $     ---  $     ---
                                             105,000    -0-        4,581 (4)        ---        ---
    President & Chief                                              $
Executive Officer (2)                                              900 (5)
                                                                   $
                                                                   2,355 (6)

                                  12/31/95   $          $          $                $          114,000   $     ---  $     ---
                                             105,000     21,576    5,163 (4)         480,320
                                                                   $
                                                                   900 (5)
                                                                   $
                                                                   2,532 (6)
                                                                   $
                                                                   392,989 (7)

                                  12/31/94   $          $          $
                                             101,524    -0-        5,163 (4)

-------------------------------- ----------- ---------- ---------- ---------------- ---------- --------- ---------- ------------

(1) Ms. Barclay served as Chairman and President until September 1996, when she relinquished the title of President.

(2) Mr. Wallach served as Chief Executive Officer until September 1996, when he assumed the additional title of President.

(3) S Corporation distribution

(4) Company contribution for healthcare premiums

(5) Allowance for automobile lease

(6) 401(k) Company match accrued at December 31

(7) Deferred grossed up bonus to pay taxes due on the restricted stock grant

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

     (B) EXHIBITS AND REPORTS ON 8-K. The exhibits listed below were filed on September 27, 1995 pursuant to Item 601 of Regulation S-B as part of the Registration Statement on Form SB-2, on November 6, 1995 as part of Amendment No. 1 thereto, on November 13, 1995 as part of Amendment No. 2 thereto, on December 27, 1995 as part of Form 10-QSB, on May 20, 1996 as part of Form 10-QSB, or on March 31, 1997 as part of Form 10-KSB. No Reports on Form 8-K were filed with the Commission during the last quarter of 1996.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 1997.



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

                Name                                     Title                               Date

/s/ Jennifer Barclay                        Chairman of the Board of Directors                 June 17, 1997
-----------------------------               (Principal Executive Officer)
Jennifer Barclay




/s/ Marc Wallach                            President and Chief Executive Officer              June 17, 1997
------------------------------              (Principal Executive Officer and Director)
Marc Wallach




/s/ Richard Swarttz                         Vice President of Finance, Chief Financial         June 17, 1997
------------------------------              Officer, and Treasurer
Richard Swarttz                             (Principal Financial Officer and Principal
                                            Accounting Officer)


/s/ Gary Hirshberg                          Director                                           June 17, 1997
------------------------------
Gary Hirshberg


/s/ Ben Cohen                               Director                                           June 17, 1997
------------------------------
Ben Cohen
