Form 10KSB/A
period 1996-12-31
BLUE FISH CLOTHING INC
filed 1997-06-19
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 3
                                       to
                                   FORM 10-KSB


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

Issuer's revenues for the fiscal year ended December 31, 1996, were $11,610,855. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 18, 1997, was $2,886,090.

As of June 18, 1997, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

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

    As of June 18, 1997, the Company had approximately 2,624 stockholders of record. As of that date, the last sale price of the Company's Common Stock was 4 1/4 per share.

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

     On September 11, 1995 the Compensation Committee authorized the grant of nine-year incentive stock options with an effective date of September 15, 1995 to purchase an aggregate of 60,000 shares of the Company's Common Stock to its officers and key employees pursuant to the Option Plan. Options to purchase an aggregate of only 55,000 shares were actually granted. Twenty percent were immediately exercisable on September 15, 1995 and an additional 20% will become exercisable on each of the first four anniversaries of the grant date. The Compensation Committee also granted a nine-year incentive stock option under the Option Plan with an effective date of September 15, 1995 to the Company's Chief Executive Officer, Marc Wallach, to purchase 114,000 shares of the Company's Common Stock. Mr. Wallach's option becomes exercisable according to a schedule that provides for the most rapid exercise of the option without disqualifying the option as an incentive stock option under the Code. All of the options were granted with an exercise price of $4.00 per share. On December 15, 1995, the Compensation Committee authorized an additional grant of nine-year incentive stock options to purchase 45,000 shares to its officers and key employees pursuant to the Option Plan under the same conditions as the September 15, 1995 grant, with an exercise price of $5.00 per share. Options to purchase only 40,000 shares were actually granted. During 1996, the Compensation Committee granted a nine-year incentive stock option to purchase 14,300 shares of Common Stock to an officer, with the same vesting schedule as the 1995 grants (other than to Mr. Wallach), and at an exercise price of $7.00 per share. The
Compensation Committee also granted non-qualified five-year stock options to purchase an aggregate of 12,000 shares to three consultants, at an exercise price of $7.25 per share. One-half of the options became exercisable on January 1, 1997 and the balance become exercisable on January 1, 1998. On April 4, 1997 the Compensation Committee granted an incentive stock option to purchase 10,000 shares of the Company's Common Stock to an officer of the Company with the same vesting schedule as the 1995 grants with an exercise price of $4.75 per share. On May 27, 1997 the Compensation Committee granted incentive stock options to purchase an aggregate of 20,000 shares of the Company's Common Stock to two managers of the Company with the same vesting schedule as the 1995 grants with an exercise price of $4.50 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of June 18, 1997 for (i) each director and executive officer of the Company; (ii) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; and (iii) all directors and officers as a group for each class of capital stock of the Company. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.




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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 19, 1997.



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

                Name                                     Title                               Date

/s/ Jennifer Barclay                        Chairman of the Board of Directors                 June 19, 1997
-----------------------------               (Principal Executive Officer)
Jennifer Barclay




/s/ Marc Wallach                            President and Chief Executive Officer              June 19, 1997
------------------------------              (Principal Executive Officer and Director)
Marc Wallach




/s/ Richard Swarttz                         Vice President of Finance, Chief Financial         June 19, 1997
------------------------------              Officer, and Treasurer
Richard Swarttz                             (Principal Financial Officer and Principal
                                            Accounting Officer)


/s/ Gary Hirshberg                          Director                                           June 19, 1997
------------------------------
Gary Hirshberg


/s/ Ben Cohen                               Director                                           June 19, 1997
------------------------------
Ben Cohen
