Form 10QSB
period 1997-06-30
BLUE FISH CLOTHING INC
filed 1997-08-14
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                              ---------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 13, 1997, 4,599,200 shares of Common Stock,
       --------------------------------------------------------
$.001 par value per share, were issued outstanding.
---------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
YES          NO   X
    -----       -----

                     BLUE FISH CLOTHING, INC.

                              INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1996 and June 30, 1997       3

    Statements of Operations - For the Three Months Ended
      June 30, 1996 and June 30, 1997                          4

    Statements of Cash Flows - For the Three Months Ended
      June 30, 1996 and June 30, 1997                          5

    Notes to Financial Statements                              6


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                  15

  ITEM 2.  CHANGES IN SECURITIES                              15

  ITEM 3.  DEFAULTS ON SENIOR SECURITIES                      15

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                            15

  ITEM 5.  OTHER INFORMATION                                  15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   15

  SIGNATURES                                                  17

                      BLUE FISH CLOTHING, INC.
                           BALANCE SHEETS
                           --------------
                             (unaudited)

                                      December 31,     June 30,
ASSETS                                   1996            1997
------                                ------------     --------

CURRENT ASSETS
     Cash and cash equivalents        $1,887,994      $1,700,568
     Restricted cash                      40,346          98,143
     Receivables, net of
       allowance of $33,000
       and $39,139                       526,157       1,035,807
     Inventories                       3,005,717       3,071,202
     Other current assets                 63,013         188,208
     Deferred income taxes               222,119         222,119
                                      ----------      ----------
          Total current assets         5,745,346       6,316,047

PROPERTY AND EQUIPMENT
     Property and equipment,
     net of accumulated
     depreciation of
     $472,343 and $613,417             1,113,411       1,716,781

OTHER ASSETS:
     Noncompete and consulting
     agreement, net                       56,667          32,111
     Security deposits                   197,884          52,982
     Deferred income taxes                15,876          15,876
                                      ----------      ----------
                                      $7,129,184      $8,133,797
                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Line of credit                   $1,000,000      $  500,000
     Current portion of
       long-term debt                    193,698         167,683
     Receivable purchase line
       of credit                         403,464         981,425
     Accounts payable                    849,667         932,300
     Accrued expenses                    432,099         485,309
                                      ----------      ----------
          Total current
          liabilities                  2,878,928       3,066,717
                                      ----------      ----------
DEFERRED RENT                                 --          45,855
                                      ----------      ----------
LONG-TERM DEBT                           482,982       1,196,144
COMMITMENTS AND CONTINGENCIES         ==========      ==========

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value
       11,000,000 shares authorized,
       6,647,896 and 4,599,200 shares
       issued and 4,599,200 and
       4,599,200 shares outstanding,
       respectively                        6,648           4,599
     Additional paid-in capital        4,027,766       3,799,815
     Retained earnings                   (37,140)         20,667
     Less - Treasury stock,
       2,048,696 common shares,
       at cost                          (230,000)             -
                                      ----------      ----------
          Total stockholders' equity   3,767,274       3,825,081
                                      ----------      ----------
                                      $7,129,184      $8,133,797
                                      ==========      ==========

The accompanying notes are an integral part of these statements.

                         BLUE FISH CLOTHING, INC.
                         STATEMENTS OF OPERATIONS
                         ------------------------
                               (unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  ------------------       ----------------
                                  1996          1997       1996        1997
                                  ----          ----       ----        ----

SALES                           $3,121,717  $3,900,007  $5,873,896  $7,342,862
COST OF GOODS SOLD               1,459,890   1,815,114   2,815,191   3,416,040
                                ----------  ----------  ----------  ----------
  Gross margin                   1,661,827   2,084,893   3,058,705   3,926,822

OPERATING EXPENSES               1,472,275   1,913,668   2,942,993   3,624,425
                                ----------  ----------  ----------  ----------
  Income from operations           189,552     171,225     115,712     302,397

INTEREST EXPENSE, NET               31,259      49,774      94,239     111,669
                                ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES         158,293     121,451      21,473     190,728

INCOME TAX (BENEFIT)
  PROVISION                       (149,427)     56,597    (163,109)     88,880
                                ----------  ----------  ----------  ----------

NET INCOME                      $  307,720  $   64,854  $  184,582  $  101,848
                                ==========  ==========  ==========  ==========

NET INCOME PER SHARE                        $     0.01              $     0.02

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                4,777,466               4,775,681

PRO FORMA DATA unaudited:(Note 5)
  Historical income before
    income taxes                $  158,293              $   21,473
  Pro forma income tax
    provision                       77,089                  10,457
                                ----------              ----------
PRO FORMA NET INCOME            $   81,204              $   11,016
                                ==========              ==========
PRO FORMA NET INCOME PER SHARE  $     0.02              $     0.00

PRO FORMA WEIGHTED AVERAGE
  SHARES OUTSTANDING             4,250,519               4,064,172

     The accompanying notes are an integral part of these statements.

                    BLUE FISH CLOTHING, INC.
                    STATEMENTS OF CASH FLOW
                          (unaudited)

                                         Six Months Ended June 30,
                                         -------------------------
                                         1996                 1997
                                         ----                 ----
OPERATING ACTIVITIES:
  Net income                            $  184,582      $  101,848
  Adjustments to reconcile
    net income to net cash
    used in operating activities -
      Depreciation and amortization        101,222         190,888
      Deferred tax benefit                (173,566)             -
      Provision for deferred rent               -           45,855
      Provision for losses
        (recoveries) on
        accounts receivable                (10,024)         25,002
      (Increase) decrease in
        assets -
          Accounts receivable               14,522        (534,652)
          Inventory                       (324,003)        (65,485)
          Other assets                      (9,877)         19,707

      Increase (decrease) in
       liabilities -
         Accounts payable                 (225,198)         82,633
         Accrued expenses                   (6,304)         88,066
         Accrued bonus-stock grant        (219,625)             -
                                        ----------      ----------
            Net cash used in
             operating activities         (668,271)        (46,138)
                                        ----------      ----------

INVESTING ACTIVITIES:
  Payments for purchases of
   property and equipment                  (57,545)       (804,558)
                                        ----------      ----------
  Net cash used in investing
   activities                              (57,545)       (804,558)
                                        ----------      ----------

FINANCING ACTIVITIES:
  Net borrowings (repayments)
   on line of credit                       370,000        (500,000)
  Receivable purchase
   line of credit, net                    (114,171)        577,961
  Borrowing on long-term debt              450,000         800,000
  Repayments on long-term debt            (109,464)       (112,853)
  Net cash proceeds received from
    public offering                      3,751,068              -
  Stockholder cash distributions          (463,926)        (44,041)
                                        ----------      ----------
     Net cash provided by financing
      activities                         3,883,507         721,067
                                        ----------      ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   3,157,691        (129,629)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      205,878       1,928,340
                                        ----------      ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $3,363,569      $1,798,711
                                        ==========      ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                              $   91,543      $  111,849
                                        ==========      ==========
  Taxes                                 $    2,426      $   29,575
                                        ==========      ==========

The accompanying notes are an integral part of these statements.

                     BLUE FISH CLOTHING, INC.
                  Notes to Financial Statements
               For the Period Ending March 31, 1997
               ------------------------------------


Note 1 - Basis of Financial Statement Presentation:
--------------------------------------------------
The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Blue Fish Clothing, Inc.'s (the "Company") annual report on Form 10-KSB, as amended, for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months and six months ended June 30, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Significant Accounting Policies and Disclosures:
--------------------------------------------------------

Inventories
-----------
The components of inventory as presented are as follows:

                             December 31,        June 30,
                                 1996              1997
                             ------------      -----------
     Raw materials           $    304,361      $   549,907
     Work-in-process              709,302          963,716
     Finished goods             1,992,054        1,557,579
                             ------------      -----------
                             $  3,005,717      $ 3,071,202
                             ============      ===========

Earnings Per Share (EPS)
------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months and six months ended June 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

Major Customers and Concentration of Credit Risk
------------------------------------------------
The Company has one significant customer that accounted for 10.0% and 17.9% of total sales for the six months ended June 30, 1996 and June 30, 1997, respectively. This same customer accounted for 6.3% and 17.8% of net accounts receivable at December 31, 1996 and June 30, 1997, respectively.


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

Note 5 - Pro Forma Information:
------------------------------

Pro Forma Statement of Operations Data
--------------------------------------
For informational purposes, the accompanying statements of operations for the quarter and six months ended June 30, 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                 1996
                                                 ----
     Federal statutory tax rate                  34.0%
     State income taxes, net of federal benefit   7.9
     Other                                        6.8
                                                 -----
                                                 48.7%
                                                 =====

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

Note 6 - Financing Arrangements:
-------------------------------

On June 25 and June 27, 1997, the Company refinanced its existing debt and increased its borrowings. On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield (5.9% at June 30, 1997). Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note is secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. This certificate of deposit is included in cash and cash equivalents at June 30, 1997.

As of June 27, 1997, the Company had an outstanding line of credit of $1,000,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. On that date, the Company modified this Note and Security Agreement and paid $500,000, thereby reducing the outstanding principal balance due to $500,000 and extended the term through April 1998. Interest shall be charged on the outstanding principal balance of the loan from June 27, 1997, until the full amount of principal due has been paid at a rate equal at all times to the Prime Rate plus three quarters percent per annum. The Security Agreement shall continue to be a first lien on the Collateral and shall secure the Note as extended.

Note 7 - Commitments and Contingencies:
--------------------------------------

Operating Leases
----------------
The Company has entered into a 10 year lease, commencing June 15, 1997, for a 2,300 sq. ft. (approximately 2,000 selling sq. ft.) Westport, Connecticut retail store at a monthly rent of $4,600 with an adjustment each year for CPI.

Note 8 - Treasury Stock:
-----------------------

The Company repurchased 2,048,696 shares of the Company's Common Stock. These shares were held in Treasury by the Company (the "Treasury Stock"). Pursuant to a Security Agreement, the Treasury Stock, together with all accounts receivable, inventories, work-in-progress, bank accounts, trademarks, choses in action, leasehold interests, and fixed assets, served as collateral to secure the Company's obligations under certain promissory notes. The Company satisfied all of its obligations pursuant to the Agreement and promissory notes on April 5, 1997. On April 20, 1997 the Company retired the Treasury Stock and returned it to the status of authorized but unissued shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS:
         -----------------------------------

Six Months Ended June 30, 1997 ("1997 period") Compared to Six Months Ended June 30, 1996 ("1996 period")

     SALES. The Company's sales increased by $1,468,966 or 25.0% to $7,342,862 in the 1997 period. The Company's wholesale sales increased by 20.9% from $4,100,940 in the 1996 period to $4,958,208 in the 1997 period, its retail sales increased by 40.7% from $1,386,123 in the 1996 period to $1,949,936 in the 1997 period and craft fair sales increased by 12.4% from $386,833 in the 1996 period to $434,717 in the 1997 period. The Company attributes the wholesale sales increase during the 1997 period primarily to the enthusiastic customer response to the Spring and Summer lines, which are particularly strong selling seasons for the Company, a 67.7% increase in department store business, and to increased boutique account business resulting from improved relations with existing wholesale accounts and new business generated through the Messenger Program. The retail sales increase was primarily due to a same store sales increase of $168,305 or 14.1%, and stores which opened in September 1996 and March 1997 generating sales during the 1997 period. The Company attributes these results to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased $165,132 to $27,563 in the 1997 period. The increase in craft fair sales was due to the continued sale of past season and slightly damaged goods at special showplaces.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 1.4 percentage points from 52.1% in the 1996 period to 53.5% in the 1997 period. The Company attributes this increase to fewer discounted sales and increased initial mark-ups at its retail stores.

     OPERATING EXPENSES. The Company's operating expenses increased by $681,432 or 23.2% from $2,942,993 in the 1996 period to $3,624,425 in the
1997 period and decreased as a percentage of sales by 0.7 percentage points from 50.1% in the 1996 period to 49.4% in the 1997 period. The increase in operating expenses in the 1997 period was primarily due to the addition of management team members and staff support, expenses of two new retail stores offset by a discontinued store accounting for 44.6% of the total dollar increase which did not exist in the 1996 period, and accounting and legal expenses. Operating expenses related to general and administrative functions have increased throughout 1996 and 1997, providing capacity for future sales growth. The decline as a percent of sales is primarily attributable to sales increasing at a faster rate than expenses.

    INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $17,430 or 18.5% from $94,239 in the 1996 period to $111,669 in the 1997 period. Interest expense increased by $26,973 due to increased borrowings for the Company's working capital needs, an increase in assigned wholesale credit receivables as a result of increased wholesale sales, and an increase in interest on capitalized leases. Interest income increased by $9,543 as a result of the Company investing cash raised from the initial public offering in interest bearing instruments in May 1996.

     PRE-TAX INCOME. As a result of the foregoing, income before income tax provision increased $169,255 or 788.2% from $21,473 in the 1996 period to an income before income tax provision of $190,728 in the 1997 period.

     INCOME TAX (BENEFIT) PROVISION. During the 1997 period the effective tax rate was 46.6% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures. The benefit of $163,109 in the 1996 period was primarily due to the recording of a tax benefit of $173,566 as a result of establishing deferred income tax assets upon the conversion of the Company to a C Corporation shortly before the closing of the Offering.

Three Months Ended June 30, 1997 ("1997 quarter") Compared to Three Months Ended June 30, 1996 ("1996 quarter")

     SALES. The Company's sales increased by $778,290 or 24.9% to $3,900,007 in the 1997 quarter. The Company's wholesale sales increased by 23.9% from $1,900,254 in the 1996 quarter to $2,354,328 in the 1997 quarter, its retail sales increased by 43.5% from $842,611 in the 1996 quarter to $1,208,860 in the 1997 quarter and craft fair sales decreased by 10.6% from $378,852 in the 1996 quarter to $338,818 in the 1997 quarter. The Company attributes the wholesale sales increase during the 1997 quarter primarily to the enthusiastic response to the Summer line, which is a particularly strong selling season for the Company, a 110.1% increase in department store business, and to increased boutique account business resulting from improved relations with existing wholesale accounts and new business generated from through the Messenger Program. The retail sales increase was primarily due to a same store sales increase of $58,000 or 8.0%, and stores which opened in September 1996 and March 1997 generating sales during the 1997 quarter. The Company attributes these results to increased marketing efforts, personal shopping through its phone sales, and repeat customer purchases. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased $114,022 in the 1997 quarter. The decrease in craft fair sales was primarily due to attending an event during the March 31, 1997 period which previously occurred in the June 30, 1996 quarter.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 0.2 percentage points from 53.2% in the 1996 period to 53.4% in the 1997 period. The Company attributes this increase to fewer discounted sales and increased initial mark-ups at its retail stores and overall production efficiencies.

     OPERATING EXPENSES. The Company's operating expenses increased by $441,393 or 30.0% from $1,472,275 in the 1996 quarter to $1,913,668 in the
1997 quarter and increased as a percentage of sales by 1.9 percentage points from 47.2% in the 1996 period to 49.1% in the 1997 period. The increase in operating expenses in the 1997 quarter was primarily due to the addition of management team members and staff support, expenses of two new retail stores offset by a discontinued store accounting for 53.6% of the total dollar increase which did not exist in the 1996 quarter, and accounting and legal expenses. Operating expenses related to general and administrative functions have increased throughout 1996 and 1997, providing capacity for future sales growth.

    INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $18,515 or 59.2% from $31,259 in the 1996 quarter to $49,774 in the 1997 quarter. Interest expense increased by $11,204 due to increased borrowings for the Company's working capital needs, an increase in assigned wholesale credit receivables as a result of increased wholesale sales, and an increase in interest on capitalized leases. Interest income decreased by $7,311 as a result of spending a portion of the Company's initial investment of approximately $3.9 million of cash raised from the initial public offering in interest bearing instruments in the 1996 quarter.

     PRE-TAX INCOME. As a result of the foregoing, income before income tax provision decreased $36,842 or 23.3% from $158,293 in the 1996 period to an income before income tax provision of $121,451 in the 1997 period.

     INCOME TAX (BENEFIT) PROVISION. During the 1997 quarter the effective tax rate was 46.6% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures. The benefit of $149,427 in the 1996 quarter was primarily due to the recording of a tax benefit of $173,566 as a result of establishing deferred income tax assets upon the conversion of the Company to a C Corporation shortly before the closing of the Offering.

Liquidity and Capital Resources:
-------------------------------

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

At June 30, 1997, the Company had $1,798,711 in cash and cash equivalents (of which $98,143 was restricted) from $1,928,340 in cash and cash equivalents at December 31, 1996 (of which $40,346 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $981,425 outstanding and in transit) and a demand bank line of credit for up to $500,000 (with a $500,000 outstanding balance). At June 30, 1997, the Company had working capital of $3,249,330, reflecting an increase in working capital of $382,912 from $2,866,418 on December 31, 1996 primarily due to refinancing of debt. Working capital is defined as current assets less current liabilities.

Net cash used in operations was ($46,138) during the six months ended June 30, 1997, consisting primarily of increases in accounts receivable of $534,652 partially offset by net income before depreciation and amortization of $292,736 and increases in accounts payable and accrued expenses of $82,633 and $88,066 respectively. Net cash used in operating activities during the same period for 1996 was ($668,271), which consisted primarily of an increase in inventory of $324,003, and decreases in accounts payable of $225,198, and accrued bonus-stock grant of $219,625.

Net cash used in investing activities in the 1997 and 1996 six month period was $804,558 and $57,545, respectively, consisting of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, and the ongoing implementation of the Company's Management Information System. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York.

Net cash provided by financing activities in the 1997 period was $721,067, consisting primarily of an increase in the Company's receivable purchase line of credit of $577,961 and additional net borrowings on long term debt of $187,147. Net cash provided by financing activities in the 1996 period was $3,883,507, consisting primarily of net cash proceeds received from the public offering of $3,751,068, borrowings on the Company's line of credit of $370,000, and $450,000 of borrowings from a majority stockholder. This funding was offset in part by shareholder distributions of $463,926 as a withdrawal of accumulated S corporation earnings.

The Company repurchased 2,048,696 shares of the Company's Common Stock. These shares were held in Treasury by the Company (the "Treasury Stock"). Pursuant to a Security Agreement, the Treasury Stock, together with all accounts receivable, inventories, work-in-progress, bank accounts, trademarks, choses in action, leasehold interests, and fixed assets, served as collateral to secure the Company's obligations under certain promissory notes. The Company satisfied all of its obligations pursuant to the Agreement and promissory notes on April 5, 1997. On April 20, 1997 the Company retired the Treasury Stock and returned it to the status of authorized but unissued shares.

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

On June 25 and June 27, 1997, the Company refinanced its existing debt and increased its borrowings. On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield (5.9% at June 30, 1997). Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note is secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. This certificate of deposit is included in cash and cash equivalents at June 30, 1997.

As of June 27, 1997, the Company had an outstanding line of credit of $1,000,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. On that date, the Company modified this Note and Security Agreement and paid $500,000, thereby reducing the outstanding principal balance due to $500,000. Interest shall be charged on the outstanding principal balance of the loan from June 27, 1997, until the full amount of principal due has been paid at a rate equal at all times to the Prime Rate plus three quarters percent per annum. The Security Agreement shall continue to be a first lien on the Collateral and shall secure the Note as extended.

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

     Not applicable


Item 5.  Other Information
         -----------------

     Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          10.26           Agreement by and between Blue Fish Clothing, Inc.
                          (Sub-Tenant), Michael J. Herbst (Tenant) and
                          Charles F. Schaefer and Shirley Kaplan Mellor (Landlords) effective June 25, 1997.

          10.27 Business Loan Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.28 Promissory Note in the principal amount of $800,000 by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.29 Assignment of Deposit Account by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.30 Note and Loan and Security Agreement Modification Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 27, 1997.

          27              Financial Data Schedule.


     (b)  Reports on Form 8-K
          Not applicable

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on August 14, 1997.


                                   BLUE FISH CLOTHING, INC.
                                   ------------------------
                                   (Registrant)





DATE:  August 14, 1997             /s/ Marc Wallach
                                   -----------------------------------
                                   Marc Wallach
                                   President and
                                   Chief Executive Officer




DATE:  August 14, 1997             /s/ Richard E. Swarttz
                                   -----------------------------------
                                   Richard E. Swarttz
                                   Chief Financial Officer and
                                   Treasurer

                                  INDEX TO EXHIBITS

          10.26           Agreement by and between Blue Fish Clothing, Inc.
                          (Sub-Tenant), Michael J. Herbst (Tenant) and
                          Charles F. Schaefer and Shirley Kaplan Mellor (Landlords) effective June 15, 1997.

          10.27 Business Loan Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.28 Promissory Note in the principal amount of $800,000 by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.29 Assignment of Deposit Account by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.30 Note and Loan and Security Agreement Modification Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 27, 1997.

          27              Financial Data Schedule.