Form 10QSB
period 1997-09-30
BLUE FISH CLOTHING INC
filed 1997-11-13
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended      September 30, 1997
                              --------------------------------

[ ]    TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from           to
                              -----------  -----------

Commission File Number:    1-14078
                       --------------

                            BLUE FISH CLOTHING, INC.
        ----------------------------------------------------------------
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

                                 (908) 996-3844
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
    Report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 11, 1997, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---







                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1996 and September 30, 1997              3

        Statements of Operations - For the Three and Nine Months Ended         4
                September 30, 1996 and September 30, 1997

        Statements of Cash Flows - For the Nine  Months  Ended                 5
                September  30, 1996 and September 30, 1997

        Notes to Financial Statements                                          6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                       9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                               14

     ITEM 2.  CHANGES IN SECURITIES                                           14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     14
              HOLDERS

     ITEM 5.  OTHER INFORMATION                                               14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14

     SIGNATURES                                                               15






                            BLUE FISH CLOTHING, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                           December 31,               September 30,
     ASSETS                                                    1996                        1997
                                                         -----------------          ------------------


CURRENT ASSETS
      Cash and cash equivalents                               $ 1,887,994                 $ 1,086,536
      Restricted cash                                              40,346                     130,752
      Receivables, net of allowance of                            526,157                   1,404,963
           $33,000 and $46,769
      Inventories, net                                          3,005,717                   3,275,559
      Other current assets                                         63,013                     181,726
      Deferred income taxes                                       222,119                     222,119
                Total current assets                            5,745,346                   6,301,655

PROPERTY AND EQUIPMENT
      Property and equipment, net of accumulated                1,113,411                   1,863,250
           depreciation of $472,343 and $706,777

OTHER ASSETS:
      Restricted certificate of deposit                                 -                     300,000
      Noncompete and consulting agreement, net                     56,667                      16,056
      Security deposits                                           197,884                      54,152
      Deferred income taxes                                        15,876                      15,876
                                                              $ 7,129,184                 $ 8,550,989
                                                         =================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
      Line of credit                                          $ 1,000,000                   $ 500,000
      Current portion of long-term debt                           193,698                     161,472
      Receivable purchase line of credit                          403,464                   1,307,522
      Accounts payable                                            849,667                     886,976
      Accrued expenses                                            432,099                     565,852
                Total current liabilities                       2,878,928                   3,421,822

DEFERRED RENT                                                          -                       59,699

LONG-TERM DEBT                                                    482,982                   1,174,508
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 11,000,000
           shares authorized, 6,647,896 and 4,599,200
           shares issued and 4,599,200 and 4,599,200
           shares outstanding, respectively                         6,648                       4,599
      Additional paid-in capital                                4,027,766                   3,799,815
      Retained (deficit) earnings                                 (37,140)                     90,546
      Less- Treasury stock, 2,048,696 common
           shares, at cost                                       (230,000)                         -
                Total stockholders' equity                      3,767,274                   3,894,960

                                                              $ 7,129,184                 $ 8,550,989
                                                         =================          ==================

        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                              September 30,
                                                    ----------------------------------         -----------------------------------
                                                         1996               1997                    1996               1997

SALES                                                   $3,134,942         $3,637,239              $9,008,838         $10,980,101
COST OF GOODS SOLD                                       1,256,247          1,539,347               4,071,438           4,955,387
          Gross margin                                   1,878,695          2,097,892               4,937,400           6,024,714


OPERATING EXPENSES                                       1,720,413          1,894,081               4,663,406           5,518,506


          Income from operations                           158,282            203,811                 273,994             506,208


INTEREST EXPENSE, NET                                       25,807             61,088                 120,046             172,757


INCOME BEFORE INCOME TAXES                                 132,475            142,723                 153,948             333,451


INCOME TAX (BENEFIT) PROVISION                              64,515             72,844                 (98,593)            161,724


NET INCOME                                                $ 67,960           $ 69,879               $ 252,541           $ 171,727
                                                    ===============    ===============         ===============    ================

NET INCOME PER SHARE                                                           $ 0.01                                      $ 0.04

WEIGHTED AVERAGE SHARES OUTSTANDING                                         4,791,023                                   4,780,791

PRO FORMA DATA unaudited: (Note 5)
     Historical income before income taxes               $ 132,475                                  $ 153,948
     Pro forma income tax provision                         64,515                                     74,973
                                                    ===============                            ===============
PRO FORMA NET INCOME                                      $ 67,960                                   $ 78,975
                                                    ===============                            ===============

PRO FORMA NET INCOME PER SHARE                              $ 0.01                                     $ 0.02

PRO FORMA WEIGHTED AVERAGE SHARES
   OUTSTANDING                                           4,672,556                                  4,267,808


        The accompanying notes are an integral part of these statements.


                             BLUE FISH CLOTHING, INC.
                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                                           Nine Months Ended September 30,
                                                                                   --------------------------------------------
                                                                                          1996                         1997
OPERATING ACTIVITIES:
     Net income                                                                       $ 252,541                    $ 171,727
     Adjustments to reconcile net income to net cash
        used in operating activities -
          Depreciation and amortization                                                 173,820                      299,711
          Deferred tax benefit                                                         (173,566)                           -
          Provision for deferred rent                                                         -                       59,699
          Provision for losses (recoveries) on accounts receivable                       (2,935)                      38,107
          (Increase) decrease in assets -
             Accounts receivable                                                       (156,261)                    (916,913)
             Inventory                                                                 (551,158)                    (269,842)
             Other assets                                                              (146,336)                      25,019

          Increase (decrease) in liabilities -
             Accounts payable                                                          (240,341)                      37,309
             Accrued expenses                                                            96,589                      168,609
             Accrued bonus - stock grant                                               (219,625)                          -
                Net cash used in operating activities                                  (967,272)                    (386,574)

INVESTING ACTIVITIES:
     Payments for purchases of property and equipment                                  (228,276)                  (1,043,795)
     Purchase of certificate of deposit                                                      -                      (300,000)
                 Net cash used in investing activities                                 (228,276)                  (1,343,795)
FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit                                       20,000                     (500,000)
     Receivable purchase line of credit, net                                             83,507                      904,058
     Borrowing on long-term debt                                                        450,000                      800,000
     Repayments on long-term debt                                                      (153,551)                    (140,700)
     Net cash proceeds received from public offering                                  3,731,974                            -
     Stockholder cash distributions                                                    (508,506)                     (44,041)
     Exercise of employee stock options                                                  12,000                           -
                 Net cash provided by financing activities                            3,635,424                    1,019,317

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                 2,439,876                     (711,052)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                                205,878                    1,928,340
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                   $2,645,754                   $1,217,288
                                                                                 ===============              ===============

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                         $ 118,830                    $ 164,514
                                                                                 ===============              ===============
     Taxes                                                                              $ 3,452                     $ 33,483
                                                                                 ===============              ===============

        The accompanying notes are an integral part of these statements.


                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1997
                    ----------------------------------------


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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months and nine months ended September 30, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
---------------------------------------------------------

Inventories
-----------
The components of inventory as presented are as follows:

                                       December 31,            September 30,
                                           1996                     1997
                                       ------------             ------------
         Raw materials                 $    304,361             $    443,010
         Work-in-process                    709,302                  696,899
         Finished goods, net              1,992,054                2,135,650
                                       ------------             ------------
                                       $  3,005,717             $  3,275,559
                                       ============             ============



Earnings Per Share (EPS)
------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months and nine months ended September 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

Major Customers And Concentration Of Credit Risk
------------------------------------------------
The Company has two significant customers that accounted for 18.7% and 24.6% of total sales for the nine months ended September 30, 1996 and September 30, 1997, respectively. These same customers accounted for 15.8% and 34.7% of accounts receivable at December 31, 1996 and September 30, 1997, respectively.


Note 4 - Income Taxes:
----------------------

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


NOTE 5 - PRO FORMA INFORMATION:
-------------------------------

Pro Forma Statement of Operations Data
--------------------------------------
For informational purposes, the accompanying statements of operations for the quarter and nine months ended September 30, 1996 include an unaudited pro forma adjustment for the income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

The differences between the federal statutory income tax rate and the pro forma income tax rate for all periods presented are as follows:

                                                                      1996
                                                                     -----
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

NOTE 6 - FINANCING ARRANGEMENTS

On June 25 and June 27, 1997, the Company refinanced its existing debt and increased its borrowings. On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note was secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000.


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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company has entered into a 10 year lease, commencing June 15, 1997, for a 2,300 sq. ft. (approximately 2,000 selling sq. ft.) Westport, Connecticut retail store at a monthly rent of $4,600 with an adjustment each year for CPI.

NOTE 8 - TREASURY STOCK
-----------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD")

     SALES. The Company's sales increased by $1,971,263 or 21.9% to $10,980,101 in the 1997 period. The Company's wholesale sales increased by 18.1% from $6,102,820 in the 1996 period to $7,208,816 in the 1997 period, its retail sales increased by 32.5% from $2,304,980 in the 1996 period to $3,054,606 in the 1997 period and craft fair sales increased by 19.2% from $601,038 in the 1996 period to $716,678 in the 1997 period. The Company attributes the wholesale sales increase during the 1997 period primarily to the enthusiastic customer response to the Spring and Summer lines, which are particularly strong selling seasons for the Company, a 66.6% increase in department store business due to earlier shipments than in prior period, and to increased boutique account business resulting from improved relations with existing wholesale accounts and new business generated through the Messenger Program. The retail sales increase was primarily due to an increase in catalog sales of 53.2% and stores which opened in September 1996 and March 1997 generating sales during the 1997 period partially offset by a same store sales decrease of 2.5%. The Company attributes the increase in catalog business to successful marketing efforts and a shift of retail customers into catalog sales. Same store sales decreased primarily due to the Company's Early Fall and Fall line not being as well received as in prior seasons and a shift of retail customers into catalog sales. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased $276,188 to $27,563 in the 1997 period. The increase in craft fair sales was due to the continued sale of past season and slightly damaged goods at special showplaces.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin increased, as a percentage of sales, by 0.1 percentage points from 54.8% in the 1996 period to 54.9% in the 1997 period.

     OPERATING EXPENSES. The Company's operating expenses increased by $855,100 or 18.3% from $4,663,406 in the 1996 period to $5,518,506 in the 1997 period and decreased as a percentage of sales by 1.5 percentage points from 51.8% in the 1996 period to 50.3% in the 1997 period. The increase in operating expenses in the 1997 period was primarily due to the addition of management team members and staff support, expenses of two new retail stores (offset by a discontinued store) accounting for 53.8% of the total dollar increase which did not exist in the 1996 period, and professional expenses. Operating expenses related to general and administrative functions have increased throughout 1996 and 1997, providing capacity for future sales growth. The decline as a percent of sales is primarily attributable to sales increasing at a faster rate than expenses.

    INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $52,711 or 43.9% from $120,046 in the 1996 period to $172,757 in the 1997 period. Interest expense increased by $34,665 due to increased borrowings for the Company's working capital needs, an increase in assigned wholesale credit receivables as a result of increased wholesale sales, and an increase in interest on capitalized leases. Interest income decreased by $18,046 as a result of spending a portion of the Company's public offering proceeds, which were held in interest bearing instruments in 1996.

     PRE-TAX INCOME. As a result of the foregoing, income before income tax provision increased $179,503 or 116.6% from $153,948 in the 1996 period to an income before income tax provision of $333,451 in the 1997 period.

     INCOME TAX (BENEFIT) PROVISION. During the 1997 period the effective tax rate was 48.5% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures. The benefit of $98,593 in the 1996 period was primarily due to the recording of a tax benefit of $173,566 as a result of establishing deferred income tax assets upon the conversion of the Company to a C Corporation shortly before the closing of the Offering.


THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 QUARTER") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 QUARTER")

     SALES. The Company's sales increased by $502,297 or 16.0% to $3,637,239 in the 1997 quarter. The Company's wholesale sales increased by 12.4% from $2,001,880 in the 1996 quarter to $2,250,609 in the 1997 quarter, its retail sales increased by 20.2% from $918,857 in the 1996 quarter to $1,104,670 in the 1997 quarter and craft fair sales increased by 31.6% from $214,205 in the 1996 quarter to $281,960 in the 1997 quarter. The Company attributes the wholesale sales increase during the 1997 quarter primarily to a 46.2% increase in department store business due to earlier shipments than in prior quarter, and to increased boutique account business resulting from improved relations with existing wholesale accounts and new business generated through the Messenger Program. The retail sales increase was primarily due to stores which opened in September 1996 and March 1997 generating sales during the 1997 quarter and an increase in catalog business of 33.5% partially offset by a decrease in same store sales of 10.2%. The Company attributes the increase in catalog business to successful marketing efforts and a shift of retail customers into catalog sales. Same store sales decreased primarily due to the Company's Early Fall and Fall line not being as well received as in prior seasons and a shift of retail customers into catalog sales. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased $111,056 in the 1997 quarter. The increase in craft fair sales was due to the continued sale of past season and slightly damaged goods at special showplaces.

     GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 2.2 percentage points from 59.9% in the 1996 period to 57.7% in the 1997 period.

     OPERATING EXPENSES. The Company's operating expenses increased by $173,668 or 10.1% from $1,720,413 in the 1996 quarter to $1,894,081 in the 1997 quarter and decreased as a percentage of sales by 2.8 percentage points from 54.9% in the 1996 quarter to 52.1% in the 1997 quarter. The increase in operating expenses in the 1997 quarter was primarily due to the addition of management team members and staff support, expenses of two new retail stores (offset by a discontinued store) accounting for 94.6% of the total dollar increase which did not exist in the 1996 quarter, and professional expenses. Operating expenses related to general and administrative functions have increased throughout 1996 and 1997, providing capacity for future sales growth.

    INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $35,281 or 136.7% from $25,807 in the 1996 quarter to $61,088 in the 1997 quarter. Interest expense increased by $7,692 due to increased borrowings for the Company's working capital needs, an increase in assigned wholesale credit receivables as a result of increased wholesale sales, and an increase in interest on capitalized leases. Interest income decreased by $27,589 as a result of spending a portion of the Company's initial public offering proceeds, which were held in interest bearing instruments in the 1996 quarter.


     PRE-TAX INCOME. As a result of the foregoing, income before income tax provision increased $10,248 or 7.7% from $132,475 in the 1996 quarter to an income before income tax provision of $142,723 in the 1997 quarter.

     INCOME TAX (BENEFIT) PROVISION. During the 1997 quarter the effective tax rate was 51.0% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures. During the 1996 quarter the effective tax rate was 48.7% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

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

At September 30, 1997, the Company had $1,217,288 in cash and cash equivalents (of which $130,752 was restricted) from $1,928,340 in cash and cash equivalents at December 31, 1996 (of which $40,346 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $1,307,522 outstanding and in transit) and a demand bank line of credit for up to $500,000 (with a $500,000 outstanding balance). At September 30, 1997, the Company had working capital of $2,879,833, reflecting an increase in working capital of $13,415 from $2,866,418 on December 31, 1996. Working capital is defined as current assets less current liabilities.

Net cash used in operations was ($386,574) during the nine months ended September 30, 1997, consisting primarily of increases in accounts receivable of $916,913 and inventory of $269,842 partially offset by net income before depreciation and amortization of $471,438 and an increase in accrued expenses of $168,609. Net cash used in operating activities during the same period for 1996 was ($967,272), which consisted primarily in increases in accounts receivable of $156,261, inventory of $551,158 and other assets of $146,336, and decreases in accounts payable of $240,341, and accrued bonus-stock grant of $219,625 partially offset by net income before depreciation and amortization of $426,361.

Net cash used in investing activities in the 1997 and 1996 nine month period was $1,343,795 and $228,276, respectively, consisting of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, construction in progress of the Company's Westport, Connecticut retail store which opened in October, 1997, the purchase of a restricted certificate of deposit, and the ongoing implementation of the Company's Management Information System. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York.

Net cash provided by financing activities in the 1997 period was $1,019,318, consisting primarily of an increase in the Company's receivable purchase line of credit of $904,058 and additional net borrowings on debt of $159,300. Net cash provided by financing activities in the 1996 period was $3,635,424, consisting primarily of net cash proceeds received from the public offering of $3,731,974, and $450,000 of borrowings from a majority stockholder. This funding was offset in part by shareholder distributions of $508,506 as a withdrawal of accumulated S corporation earnings.

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

On June 25 and June 27, 1997, the Company refinanced its existing debt and increased its borrowings. On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note was secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000.

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

     Not applicable


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual meeting of the Company's shareholders was held on July 31, 1997 at which time the shareholders voted on the following matters:


    1. Election of Directors

     NOMINEE                     FOR                      WITHHELD
     -------                     ---                      --------
     Jennifer Barclay         4,255,590                     7,023
     Marc Wallach             4,249,461                     7,069
     Ben Cohen                4,249,266                     6,979
     Gary Hirshberg           4,249,141                     7,163


    There were no broker held non-voted shares with respect to this matter.

    2. Appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997


     FOR            AGAINST             ABSTAIN
     ---            -------             -------

  4,246,968          4,595               6,360


    There were no broker held non-voted shares with respect to this matter.


ITEM 5.  OTHER INFORMATION
         -----------------

     Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  EXHIBITS

         10.31 Amendment to Assignment of Deposit Account by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated September 30, 1997.

         10.32 Agreement for Cross-Default and Cross Collateralization by and between Blue Fish Clothing, Inc. and Jennifer P. Barclay to and for the benefit of Carnegie Bank, N.A. dated September 30, 1997.

         27       Financial Data Schedule

    (b)  REPORTS ON FORM 8-K
         Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on November 13, 1997.


                                                 BLUE FISH CLOTHING, INC.
                                                 (Registrant)




DATE: November 13, 1997                          /s/ Marc Wallach
                                                 -----------------------------
                                                 Marc Wallach
                                                 President and
                                                 Chief Executive Officer




DATE: November 13, 1997                          /s/ Richard E. Swarttz
                                                 -----------------------------
                                                 Richard E. Swarttz
                                                 Chief Financial Officer and
                                                 Treasurer

                                  EXHIBIT INDEX


         10.31 Amendment to Assignment of Deposit Account by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated September 30, 1997.

         10.32 Agreement for Cross-Default and Cross Collateralization by and between Blue Fish Clothing, Inc. and Jennifer P. Barclay to and for the benefit of Carnegie Bank, N.A. dated September 30, 1997.

         27       Financial Data Schedule