Form 10QSB/A
period 1997-06-30
BLUE FISH CLOTHING INC
filed 1998-04-15
CIK 1001594

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB/A

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
- -----------------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 14, 1998, 4,599,200 shares of Common Stock,
       --------------------------------------------------------
$.001 par value per share, were issued and outstanding.
- ---------------------------------------------------------------

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

                      BLUE FISH CLOTHING, INC.
                           BALANCE SHEETS
                           --------------
                             (unaudited)

                                      December 31,     June 30,
ASSETS                                   1996            1997
- ------                                ------------     --------

CURRENT ASSETS
     Cash and cash equivalents        $1,887,994      $1,700,568
     Restricted cash                      40,346          98,143
     Receivables, net of
       allowance of $33,000
       and $39,139                       526,157       1,035,807
     Inventories                       3,005,717       3,071,202
     Other current assets                 63,013         188,208
     Deferred income taxes               222,119         222,119
                                      ----------      ----------
          Total current assets         5,745,346       6,316,047

PROPERTY AND EQUIPMENT
     Property and equipment,
     net of accumulated
     depreciation of
     $472,343 and $613,417             1,113,411       1,716,781

OTHER ASSETS:
     Noncompete and consulting
     agreement, net                       56,667          32,111
     Security deposits                   197,884          52,982
     Deferred income taxes                15,876          15,876
                                      ----------      ----------
                                      $7,129,184      $8,133,797
                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

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

                     BLUE FISH CLOTHING, INC.
                  Notes to Financial Statements
               For the Period Ending March 31, 1997
               ------------------------------------


Note 1 - Basis of Financial Statement Presentation:
- --------------------------------------------------
The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Blue Fish Clothing, Inc.'s (the "Company") annual report on Form 10-KSB, as amended, for additional disclosures including a summary of the Company's accounting policies.

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

Note 3 - Significant Accounting Policies and Disclosures:
- --------------------------------------------------------

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
                             ============      ===========

Earnings Per Share (EPS)
- ------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months and six months ended June 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

Major Customers and Concentration of Credit Risk
- ------------------------------------------------
The Company has one significant customer that accounted for 10.0% and 17.9% of total sales for the six months ended June 30, 1996 and June 30, 1997, respectively. This same customer accounted for 6.3% and 17.8% of net accounts receivable at December 31, 1996 and June 30, 1997, respectively.


Note 4 - Income Taxes:
- ---------------------

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

Note 5 - Pro Forma Information:
- ------------------------------

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

Note 6 - Financing Arrangements:
- -------------------------------

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

Note 7 - Commitments and Contingencies:
- --------------------------------------

Operating Leases
- ----------------
The Company has entered into a 10 year lease, commencing June 15, 1997, for a 2,300 sq. ft. (approximately 2,000 selling sq. ft.) Westport, Connecticut retail store at a monthly rent of $4,600 with an adjustment each year for CPI.


In December 1996, the Company entered into a lease for a new Corporate facility. The lease is currently scheduled to commence in June 1998. Minimum lease payments are due monthly and begin at $267,120 per year and increase 3% per year throughout the term plus a common area maintenance charge of the greater of $15,000 or 5% of base rent.

In 1997, the lease was amended and obligates the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. A deposit of $200,000 was required which will be applied to the purchase price of the property. This was funded through receipt of an economic development grant and has been included in other non-current liabilities on the accompany balance sheet until all obligations related to the grant have been achieved. In addition, the Company is obligated to make payments of approximately $340,000 related primarily to building improvements at this site. The lease will be accounted for as a capital lease upon commencement.


Note 8 - Treasury Stock:
- -----------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS:
         -----------------------------------

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

Liquidity and Capital Resources:
- -------------------------------

     Since its inception, the Company has financed its operations through bank lines of credit, factoring agreements, bank notes and capital lease financing. In May 1996, the Company completed an initial public offering which generated approximately $3.2 million in proceeds in 1996, net of expenses. At December 31, 1997, the Company had $467,000 in cash and cash equivalents (of which $116,000 was restricted), a $500,000 certificate of deposit, a receivable purchase line of credit for up to $1,500,000 (with a $1,161,000 outstanding balance), a demand bank line of credit for up to $500,000 (with a $500,000 outstanding balance) with borrowing limits subject to 50% of finished goods and 25% of work in progress inventory levels, an $800,000 note payable to a bank (with an $800,000 outstanding balance) which requires a $300,000 certificate of deposit as security and a $345,000 loan from a shareholder. The Company had working capital of $2.2 million on December 31, 1997, reflecting a decrease in working capital of $700,000 from $2.9 million on December 31, 1996. Working capital is defined as current assets less current liabilities.

     On September 11, 1995 the Company's then sole stockholder Ms. Barclay requested a distribution of $450,000 of the taxed but undistributed S corporation earnings. Ms. Barclay received this distribution on January 2, 1996. Ms. Barclay loaned these funds back to the Company on an unsecured basis. The Company issued her a promissory note in the principal amount of $450,000 and bearing interest of 7% per annum, payable monthly. At December 31, 1997, $345,000 was outstanding. The principal amount of the note will be payable upon demand by Ms. Barclay, subject to the following limitations upon repayment: (i) the maximum amount of principal that the Company is required to pay in any 3-month period is $50,000 and in any 12-month period is $100,000; (ii) the Company is not required to make any repayments of principal when its current assets to current liabilities ratio as set forth in its latest quarterly balance sheet is below 1.0, excluding liabilities related to amounts due pursuant to the note; and (iii) no repayment of principal will be paid in the event that a disinterested majority of the Company's Board of Directors determines that it is not advisable to make a repayment of principal based upon the Company's then current cash flow or liquidity needs. Although the restrictions imposed on repayment were designed to protect the Company from experiencing liquidity problems, no assurance can be given that a demand for repayment by Ms. Barclay will not result in a shortage of cash available to the Company for operations. See "Certain Relationships and Related Transactions."

     Net cash used in operations was $284,000 during 1997, consisting primarily of a net loss of $383,000 and an increase in accounts receivable of $701,000 partially offset by depreciation and amortization of $429,000 and deferred tax expense of $238,000. Net cash used by operating activities during the same period for 1996 was $1.2 million, consisting primarily of a net loss before deferred tax benefit, an increase in inventories of $979,000 for store stock levels and planned 1997 wholesale shipments, and a decrease in accrued bonus-stock grant of $403,000 partially offset by a decrease in accounts receivable of $293,000.

     Net cash used in investing activities in 1996 and 1997 was $425,000 and $2,192,000, respectively. Net cash used in investing activities in 1997 consisted primarily of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, and the Company's Westport, Connecticut retail store which opened in October, 1997, the implementation of new software, ongoing implementation of the Company's Management Information System, and the purchase of $800,000 in certificates of deposits. A certificate of deposit of $300,000 is restricted as collateral on the $800,000 note payable to the bank. The remaining $500,000 was used to maintain a minimum deposit with the bank. The majority of the 1996 expenditures consisted of the buildout of the wholesale showroom in New York and Austin retail store.

     Net cash provided by financing activities in the 1997 period was $1,014,000, consisting primarily of an increase in the Company's receivable purchase line of credit of $757,000, a $200,000 economic development grant and additional net borrowings on debt of $101,000. Net cash provided by financing activities in 1996 was $3.3 million, consisting primarily of net cash proceeds received from the public offering of $3.5 million in 1996, an increase on borrowings on the Company's line of credit of $500,000, and $450,000 of borrowings from a majority shareholder. This funding was offset in part by equity distributions of $556,000 to pay stockholder taxes and distribute S corporation earnings.

     On June 25 and June 27, 1997, the Company refinanced its existing debt and increased its borrowings. On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. At December 31, 1997, $800,000 was outstanding on this note and the interest rate was 7.9%.

     As of June 27, 1997, the Company had an outstanding line of credit of $1,000,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. On that date, the Company modified this Note and Security Agreement and paid $500,000, thereby reducing the outstanding principal balance due to $500,000 and extended the term through April 1998. The Security Agreement shall continue to be a first lien on the Collateral and shall secure the Note as extended. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. At December 31, 1997, outstanding borrowings under the line of credit were $500,000, and the interest rate was 9.25%. The line of credit is subject to a maximum outstanding balance not to exceed 50% of finished goods inventory plus 25% of work in process. In March 1998, the line was increased to $1,000,000 subject to borrowing limits based on inventory and extended the line to April 1999. As of April 14, 1998, the Company had borrowed $950,000 under the line. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.5% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. Interest expense under this agreement was $117,000 and $131,000 during 1996 and 1997, respectively. Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. In March 1998, the receivable purchase line of credit was renewed and extended through March 1999, however, this line can be terminated by either party upon notice, as defined.

     Borrowings under this agreement, the line of credit, and the note payable to a bank contain cross-default and cross-collateralization provisions.

     The Company has three other notes payable to banks with outstanding balances of $34,000 on December 31, 1997 and mature October 1998 through November 2000. As of December 31, 1997, the Company has $99,000 outstanding in capital lease obligations for various pieces of equipment. Four leases expire in 1998, and two leases expire in 1999.

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

     In December 1996, the Company entered into a lease agreement for a new corporate headquarters and production facility in Palmer Township, Pennsylvania, commencing in June 1998 at an annual rent of approximately $267,000 during the first year, $275,000 during the second year, with a three percent (3%) escalator per year thereafter, plus taxes and operating expenses. This rent, plus anticipated moving expenses, constitutes a significant increase over the Company's current occupancy cost. In addition, the Company has committed to pay approximately $340,000 related to building improvements at this site during 1998. If the Company is unable to generate sufficient funds from operations to finance these additional costs, the Company will require additional debt or equity financing. In addition, the lease agreement, as amended, provides that the Company must purchase the leased premises plus adjoining space and a building comprising a total of approximately 96,000 square feet and 7.5 acres of land during the sixth year after the Company takes possession of the leased premises for $3,800,000. The Company plans to pursue mortgage financing for this purchase.

     During the first quarter of 1998, the Company experienced diminishing cash flow, due primarily to a significant drop in wholesale sales. The Company experienced a reduction in net sales in the first quarter of 1998 as compared to the first quarter of 1997 and expects to report a loss in the first quarter of 1998. In response, the Company has undertaken cost reductions, including personnel, and is negotiating with its existing lender and new lender(s) for an increased debt facility. No assurance can be given that the Company will be successful in securing this increased debt facility. In their report on the Company's financial statements for the year ended December 31, 1997, the Company's independent public accountants have included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern, unless the Company is able to secure additional financing to meet it obligations on a timely basis and to increase sales. Management intends to continue to make cost reductions where possible and to initiate various management actions to address the sales shortfall, as well as to pursue aggressively additional sources of financing. No assurance can be given that such management actions or attempts to raise additional financing or increase sales will be successful.

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

          10.27 Business Loan Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.28 Promissory Note in the principal amount of $800,000 by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.29 Assignment of Deposit Account by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.

          10.30 Note and Loan and Security Agreement Modification Agreement by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June 27, 1997.

          10.33 First Addendum dated May 19 1997 to Lease Agreement dated December 16, 1996 between William I. Roberts and the Registrant.

          27              Financial Data Schedule.


     (b)  Reports on Form 8-K
          Not applicable

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on April 15, 1998.


                                   BLUE FISH CLOTHING, INC.
                                   ------------------------
                                   (Registrant)





DATE:  April 15, 1998              /s/ Jennifer Barclay
                                   -----------------------------------
                                   Jennifer Barclay
                                   Chairman





DATE:  April 15, 1998             /s/ Richard E. Swarttz
                                   -----------------------------------
                                   Richard E. Swarttz
                                   Chief Financial Officer and
                                   Treasurer

                                  INDEX TO EXHIBITS



          10.33 First Addendum dated May 19, 1997 to the Lease Agreement dated December 16, 1996 between William I. Roberts and the Registrant.