Form 10QSB/A
period 1997-09-30
BLUE FISH CLOTHING INC
filed 1998-04-15
CIK 1001594

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 14, 1998, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

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

         10.34 Assignment of Lease and Assumption of Obligations between William I. Roberts and Upper Mill, L.P. dated October 21, 1997.

         27       Financial Data Schedule

    (b)  REPORTS ON FORM 8-K Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on April 14, 1998.


                                                 BLUE FISH CLOTHING, INC.
                                                 (Registrant)




DATE: April 14, 1998                             /s/ Jennifer Barclay
                                                 -----------------------------
                                                 Chairman



DATE: April 14, 1998                             /s/ Richard E. Swarttz
                                                 -----------------------------
                                                 Richard E. Swarttz
                                                 Chief Financial Officer and
                                                 Treasurer

                                  EXHIBIT INDEX


         10.34 Assignment of Lease and Assumption of Obligations between William I. Roberts and Upper Mill, L.P. dated October 21, 1997.