Form 10-K405
period 1997-12-31
BLUE FISH CLOTHING INC
filed 1998-04-15
CIK 1001594

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-14078

                            BLUE FISH CLOTHING, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                    22-2781253
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                NO. 3 SIXTH STREET, FRENCHTOWN, NEW JERSEY 08825
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 996-3844
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, $.001 PAR VALUE PER SHARE                 CHICAGO STOCK EXCHANGE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 1997, were $13,838,058. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 14, 1998, was $1,618,400.

     As of April 14, 1998, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

     Blue Fish Clothing, Inc. (the "Company") is a designer, manufacturer, wholesaler and retailer of hand block-printed women's and children's clothing and accessories for the home. Each piece or garment that the Company sells is unique in that it is based upon individual artwork applied by brush and block-print, artist signature and embellishment. The Company's mission, to inspire creativity and self-expression, is reflected in its products, its workplace, its selling environments and its community involvement. The Company markets its products through its wholesale division, as well as its five Company-owned retail stores and participation in juried arts and craft fairs and festivals across the United States.

COMPANY BACKGROUND

     The Company was founded in 1985 by Jennifer Paige Barclay, who, prior to founding the Company and at the age of 17, began block-printing cotton T-shirts and dresses in her parents' garage, which she then sold at craft shows and festivals. In 1986, Blue Fish participated in a New York wholesale show and received over $100,000 in orders. In March 1987, the Company leased its first production facility in Frenchtown, New Jersey, and was incorporated in the state of New Jersey ("Blue Fish-NJ"). In June 1987, the first Blue Fish retail store was opened in a renovated stone mill in Frenchtown, New Jersey. A second store followed in June 1989, in Taos, New Mexico, and Blue Fish Taos, Inc. ("Blue Fish-NM") was incorporated in New Mexico in May 1989. In the Spring of 1988, Nordstrom became the Company's first major retailer added as a wholesale account. By 1994, Blue Fish clothing was showcased in the Savvy department in 52 Nordstrom stores across the United States. The Company expanded its product offerings by introducing a line of sweaters in September 1993, and by experimenting with different fabrications. In Spring 1994, the Company introduced a line of children's clothing, and in Spring 1995 it offered its first home furnishing products, tablecloths and pillows, through its own retail stores. In December 1994, the Company opened its third retail store in Santa Fe, New Mexico. The Company opened a wholesale showroom in New York City in February 1996, and opened its fourth retail store in Austin, Texas in September 1996. In December 1996, the Company signed a lease for a retail store in New York City, which opened in late March 1997. In January 1997, the Company closed its Taos, New Mexico store. In May 1997, the Company signed a lease for a retail store in Westport, Connecticut, which opened in late October 1997.

     In September 1995, Blue Fish-NJ, Blue Fish-NM and Blue Fish Clothing, Inc., a Pennsylvania corporation incorporated on September 6, 1995 (the "Company"), entered into a Plan of Merger, pursuant to which the Company was the surviving corporation.

     The Company incurred losses in 1996 and 1997, experienced a reduction in net sales in the first quarter of 1998 as compared to the first quarter of 1997 and expects to report a loss in the first quarter of 1998. The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. As a result, in their report on the Company's financial statements for the year ended December 31, 1997, the Company's independent public accountants have included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" for management's plans to address these issues. No assurance can be given that management's actions will be successful.

PUBLIC OFFERING

     On November 13, 1995, the Company's Registration Statement on Form SB-2 for 800,000 shares of its Common stock was declared effective by the Securities and Exchange Commission and the Company commenced a public offering of its Common Stock. The Offering was made directly by the Company on a best-efforts basis at a price of $5.00 per share for a minimum of 500,000 shares ($2,500,000) (the "Minimum") and a maximum of 800,000 shares ($4,000,000). The Minimum was raised as of May 13, 1996, the public offering closed as of May 15, 1996, and 787,200 shares were issued, generating cash of approximately $3,215,000, net of transaction costs of $721,000, of which approximately $247,000 was expended in 1995.

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

     The Company also strives to be a leader among businesses in addressing social and environmental concerns. The Company's major impact on the environment is through its material usage. The Company outsources its dyeing to U.S. contractors that use energy-efficient dyeing processes and water based, non-metallic, non-toxic fabric paints. The Company does not use any sizings or acid washing treatments, which contain formaldehyde and are frequently used throughout the industry. The Company uses only organic cotton for all of its jersey garments. In addition, the Company has an aggressive recycling program. The Company's commitment to social responsibility is evidenced by its support of community organizations through sponsorships, product donations and donations of a percentage of certain product proceeds, as well as considerable time and effort. The Company contributed $19,472 and $21,236 in cash, resources and products to various organizations during 1996 and 1997, respectively, as well as donating designs and participating in local events, such as environmental cleanups. In future years, the Company intends to donate up to 10% of its net income as determined at the discretion of the Board of Directors.

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

     The Company currently has a women's line, and offers approximately 2,500 stock keeping units (SKUs). In 1997, the women's line was offered for eight seasons per year. The Company continually researches and develops new products, which are introduced through its retail stores to test customers' reactions and gauge the products' sell-through potential before offering them through the wholesale business.

MESSENGER PROGRAM

     The Messenger Program, is the Company's direct sales team in the field. Each member, called a Messenger, is responsible for growing wholesale accounts in their territory and for relating the Company's philosophy, the Blue Fish Concept. The Messengers provide personalized service by visiting the Company's wholesale accounts and by providing merchandising support, which includes helping with the display of its clothing, teaching the customers how to wear and combine the clothing, and working with the accounts to provide support for local communities. By servicing and growing its specialty store and boutique accounts, the Company intends to reduce dependence on major retailers thereby reducing the risk of lost revenue from account exodus or from forced price reductions.

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

     - Geographic Expansion. The Company plans to target new wholesale accounts that embrace the Company's philosophy of self-expression. The Company intends to increase the number of specialty and boutique clothing stores as well as major retailers that carry its products. With the Messenger Program, the Company intends to focus on developing sales to its specialty and boutique accounts across the country. The Messengers are expected to attend to smaller, regional markets and travel across their territories to attract new customers and grow existing accounts.

       In February 1996, the Company opened a showroom in New York City to reduce its presence at trade shows and markets in New York. The Company believed that a New York showroom would enable wholesale accounts to buy directly from the Company at their convenience in a more relaxed and unique Blue Fish environment. As a result, in 1997 the Company created a stability with current accounts that had not previously existed, enabled customer service and account relationships, and gave the Company the capability of attracting new wholesale customers.

     - Product Line Extensions. The Company is expanding its use of new fabrications to appeal to a broader market with still keeping organic cotton jersey as its core group. In addition, to help accomplish its growth plans, the Company redefined the National Sales Manager's job description and filled this position in 1997. This position was promoted to VP of Wholesale Sales in 1997.

     RETAIL GROWTH STRATEGY. Management's decision to build Blue Fish retail stores was based upon the increased retail margins, the ability to offer a greater selection by designing small lines exclusively for its retail stores and the desire to foster increased customer interaction. The Company decided in late 1997 to concentrate on strengthening its existing stores and grow its catalog business through the acquisition of mailing lists that fit into the Company's demographics and psychographics. No new retail stores are planned for 1998. The new retail stores opened in 1997 and previous years were intended to reflect a lifestyle by offering a wide assortment of distinctive products in unique shopping environments. Primary elements of the retail growth strategy included:

     - Retail Store Location. The Company selected retail sites that naturally attracted large concentrations of its target customers. These are usually larger cosmopolitan cities and smaller cities or towns (such as state capitals, major university towns and destination locations) that have a strong arts, education and craft culture and attract a large number of tourists. The Company opened and entered into a lease agreement for three new retail stores since the public offering, an approximately 2,000 selling sq. ft. Austin, Texas store in September 1996, an approximately 3,000 selling square foot store in New York City in December 1996, and an approximately 2,000 selling square foot store in Westport, Connecticut.

       Wherever possible, the Company intended to locate its stores in unconventional retail spaces and stand-alone structures.

     - Retail Store Environments. The Company believes that it differentiates itself from other retailers by designing distinctive store environments and by employing local or regional artisans to assist in the buildout of each new store. By creatively using and re-using natural materials, such as wood, stone, metal and glass, finishes and existing architectural elements, the Company creates a shopping environment that it believes appeals to the senses and sensibilities of its customers. Each store is unique and a showpiece to local craftsmanship.

     - Merchandise Selection. The Company intends to maintain and increase the emphasis on its own merchandise within its stores, as well as broaden its range of merchandise by offering a more basic, lower priced women's line, and a men's line along with "lifestyle" goods including home furnishings, gifts, and other related products. The Company has hired a Product Development/Merchandising Manager to design these goods in-house, and intends to produce the goods itself wherever economically viable.

     - Personal Shopping Service. The Company provides a personal shopping service to customers across the United States who may not have access to Blue Fish clothing locally or who do not have the time to visit stores. A personal shopper, who gets to know and keeps a record of each customer's details (such as height, weight, coloring as well as print, color and style preferences), describes and discusses the store's selection with the customer over the phone. A personal shopper often spends 30-45 minutes on the phone with a customer, helping her select garments and putting together outfits for her. Customers using this service are sent the Blue Fish catalog each major season. The Company intends to expand its personal shopping service, currently offered largely through its Frenchtown store, by purchasing mailing lists that fit into the Company's demographics and psychographics. The Company believes that by increasing the level of personalized service offered, the stores will increase their average sales per customer as well as move additional merchandise in slower months due to increased marketing efforts.

     PRODUCTION AND MANAGEMENT EXPANSION. In order to achieve its objectives and implement its wholesale and retail growth strategies, the Company anticipates the need for a significant expansion of its production capacity and management infrastructure support.

     - Move to a New Facility. In December 1996, the Company entered into an agreement to lease and, as amended, to ultimately buy a corporate center and production facility. The commencement date is June 1998. The Company believes this will meet its space requirements for the foreseeable future. See "Description of Property."

     - Hire New Key Managers. In 1996, the Company reorganized its infrastructure with the assistance of outside management consultants. In 1997, the Company redefined the National Sales Manager's job description and filled this position in 1997. This position was promoted to VP of Wholesale Sales in 1997.

     - Invest in Information Systems. The Company has invested and intends to continue to invest in computer hardware, software and training. The Company believes that its investment in computer information systems will improve its efficiency and decrease its costs by facilitating the monitoring of inventory, enabling more accurate sales forecasting, ensuring faster, more accurate order processing and refining production scheduling and work flows to ensure maximum efficiency and minimum waste.

     - Provide Greater Employee Benefits. In order to continually improve its work environment and attract and retain high caliber employees, the Company intends to develop a child care center, a fitness center, and a workplace lunch program over time when it moves to its new facility. It also intends to emphasize continued employee training and development, through in-house training courses and workshops.

COMPANY OPERATIONS

     DESIGN. The Company's team of designers create 25 or more designs for each of the eight seasons per year. Each season has a distinctive color palate and unique set of prints, inspired by a certain topic or theme. Much of the Company's inspiration comes from nature, the world around us, poetry, animals and children. Management believes that the Company maintains freshness in its product offerings by using different fabrics, such as recycled cotton, acetate and silk, and by using vintage clothing, as well as having a distinctive inspiration for each season. The in-house design team also creates home accessory products, which are offered mainly through the Company's own stores.

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

     SALES AND DISTRIBUTION. Blue Fish sells and distributes its products through three channels:

     - Wholesale. The Company currently sells to approximately 350 specialty stores and boutiques, as well as to major retailers such as Nordstrom and Neiman Marcus, which the Company believes place a high emphasis on personal attention and service. Thirteen West Coast states are covered by an independent sales representative based in Los Angeles. Blue Fish Messengers currently cover additional states located in five national regions, the Southwest, the Southeast, Mid-Atlantic, New England and the Midwest.

     - Retail. The Company's first retail store opened in Frenchtown, New Jersey in 1987. Subsequent retail expansion involved the opening of a second store in Taos, New Mexico in 1989, a third in Santa Fe, New Mexico in December 1994, a fourth store in Austin, Texas in September, 1996, a fifth in New York City in March 1997 and a sixth in Westport, Connecticut in October 1997. The Company's Taos, New Mexico store closed its operations on January 31, 1997. Due to the proximity of the Santa Fe store (70 miles), sales revenues needed could not be maintained in both stores. The Santa Fe location was selected to be maintained because of its larger population base as well its larger size. The Company uses dynamic visual merchandising, striking store displays and a distinctive cross merchandising approach to present its products in a creative and inspirational context. Product displays and fixtures are continually updated in tandem with the stores' changing merchandise. The Company relies heavily on visual merchandising and community involvement, rather than traditional forms of advertising, to invite its customers to enter and explore its stores and buy its merchandise. Retail stores incorporate creative decor, fixtures and leasehold improvements. The Company's current policy is to lease retail sites. The Company believes that this allows adequate post-opening site evaluation without a long-term financial commitment.

     - Catalog. A personal shopping service is provided by telephone, largely from the Frenchtown store, for customers to make purchases from the Company's catalog, which is mailed out each quarter to individuals who request to be on the Company's mailing list. This business will begin to carry its own inventory in 1998. In addition, the Company intends to grow its catalog business by purchasing mailing lists that fit into the Company's demographics and psychographics.

     - Craft. The Company attended 42 juried art and craft fairs and festivals and off price events across the United States in 1997. At juried arts and craft fairs, merchandiser participation is limited to those invited after evaluation of representative product offerings. The Company uses this sales vehicle as a means to explore and develop new markets, as well as to sell excess inventory. Past season goods are predominantly sold between wholesale and retail prices at craft fairs. The Company plans to continue using this outlet as a vehicle for public relations, increasing its exposure and name recognition, raising money for causes it supports, as well as for networking.

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

     - Wholesale. The Company's Messenger Program provides a high level of personalized service on a regional basis. Messengers visit the wholesale accounts, assist with the display of clothing, educate the customers on how to wear and combine the clothing and work with the accounts to provide support for local communities.

       By listening to the customers, Messengers provide valuable feedback to the Company in terms of design and sales forecasts and, because they are out in the field, they can act upon customers' ideas and suggestions promptly.

     - Retail Stores. The Company's stores carry a range of related accessories and gifts, as well as other designers' merchandise that complement Blue Fish clothing. The Company regularly produces a color catalog which is mailed to all its retail customers on its mailing list to promote store visits and telephone sales. The stores hold frequent events to promote new merchandise and to create the spirit of inspiration and sharing, in order to make shopping at Blue Fish retail stores a unique experience.

     - Craft Fairs and Events. The Company maintains an extensive mailing list with over 45,000 names and sends customers on this mailing list a postcard inviting them to the craft fairs or events in their region. At craft fairs, the Company hands out a listing of all the specialty stores and boutiques in the area that carry its clothing and encourages customers to buy current season goods. The Company also provides support or sponsorship for conferences, festivals and other events, many of which have a similar philosophical approach. In 1997, the Company's sponsorship included the Bioneers biodiversity conference, the Taos Film Festival, the American Comedy Awards, Citizen's Action, and the National Organic Farmers Association in New Jersey.

CUSTOMER BRAND LOYALTY

     The Company believes that it has a very high degree of customer brand loyalty. Due to customer demand, the Company reintroduced its former tradition of sewing its Blue Fish label on the outside of most of its garments in 1996. Earlier Blue Fish garments, which had dates printed on them, are considered collectors items by some of the Company's customers. The Company proactively attempts to communicate directly with its customers and develop a rapport and a personal relationship through special events at its own stores and through the Messenger Program. Hang tags on the Company's clothing frequently encourage interaction with its customers. The Company is continuing its customer contact through periodic Company updates and highlights included in its seasonal catalog mailings.

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

     During 1997, the Company installed a new manufacturing/production software system which allows the Company to obtain greater inventory control, improve production management, improve capacity planning, obtain information more easily, allow for Electronic Data Interchange ("EDI"), and utilize bar coding and bar code scanners. A new patternmaking system was also installed which allows the Company to send patterns electronically, develop an electronic/file library of patterns, and improve pattern, marking, and grading efficiencies. The Wide Area Network was extended to the Showroom facility in New York City, and the sales force was equipped with computers allowing access to order status and availability information while on the road.

     During 1998, the Company plans to complete the installation and integration of numerous software systems. A new accounting package will be installed that will allow the Company to report on and monitor the Company's financial position more effectively, automate specific tasks, and improve efficiencies. The software systems will be integrated, including but not limited to integration of the accounting package to the existing retail point-of-sale system and the manufacturing/production system; and integration of the manufacturing/production system from the retail point-of-sale system to receive purchase orders directly. The Company will also develop a World Wide Web site on the Internet, primarily for communication with wholesale customers. By 1999, the Company plans to have a fully integrated Company-wide computer network with Internet access. The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

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

EMPLOYEES

     As of April 14, 1998, the Company employed 132 full-time and 23 part-time employees. Approximately 61 of these employees were involved in production, 39 in sales and distribution, 9 in design and creative and 46 in general and administrative. The Company employs temporary staff as the need arises. The Company believes it generally has good relations with its employees. None of its work force is unionized.

TRADEMARK AND SERVICE MARKS

     The Company is the owner of the trademark and service mark "Blue Fish(R)," which expires in the year 2000, and the service mark BLUEFISHGARTEN(R), which expires in 2006 and which is used for its educational outreach program. Registered Trademarks and service marks expire ten years after issuance but are renewable indefinitely if still in use at the time of renewal. In the opinion of management, the Company's trademark and service marks are important to its business due to their name recognition with the Company's customers. Accordingly, the Company intends to maintain and preserve its trademark and service marks and to vigorously protect them from infringement.

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

COMPETITION

     The Company's clothing generally competes with other casual weekend wear or sportswear apparel, in the better sportswear and bridge categories. The specialty retail and wholesale apparel businesses are highly competitive. Retail competitive factors include store location; merchandise breadth, quality, style, and availability; level of customer service; and price. The Company's retail stores compete against a wide variety of smaller independent specialty stores as well as department stores and national specialty stores. The Company's wholesale division competes with numerous companies. To date, the Company has identified approximately 20 companies that produce clothing with a hand block-printed look, and there may be others. These companies are generally offering lower-priced garments, but the Company believes the quality of the printing, the colors used and the design of the silhouettes are not directly comparable to those of the Company. At the present time, the Company does not intend to take any legal action against these particular companies since the Company believes that these companies are too small to pose any threat to the Company's business, but may do so in the future. By offering a dressier Blue Fish line with more ornate and elaborate block-printing, as well as using only organic cotton for all its jersey garments, the Company plans to further distinguish itself from its competitors.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has a five-year lease expiring in June 1998 at an annual rent of $69,413, for an approximately 18,000 sq. ft. facility located in Frenchtown, New Jersey, which currently accommodates the Company's production, administrative, accounting, and wholesale functions. The Company also leases a second facility consisting of approximately 18,000 sq. ft. of additional production and storage space also located in Frenchtown, New Jersey, for an annual rental of $50,493, which expires in November 1998. The Company also leased an 800 sq. ft. design studio located above the Company's Frenchtown retail store for a monthly rental of $895 in 1997. The Company discontinued this lease as of January 31, 1998. Effective January, 1, 1996, the Company entered into a five-year lease to secure a wholesale showroom space in New York City, New York at an annual rental of $58,800. The Company's five retail stores are also leased at monthly rental rates ranging from $2,875 to $19,000, as set forth below.

                 LOCATION                    DATE OPENED      LEASE EXPIRES    NET SELLING SQ. FT.
                 --------                   --------------    -------------    -------------------
Frenchtown, NJ
  62 Trenton Avenue.......................  June 1987         April 2001              1,267
Santa Fe, NM
  220 Shelby Street.......................  December 1994     October 1999            1,725
                                                              3 options
                                                              3 years each
Austin, TX
  9901 Capital of Texas
  Hwy, North..............................  September 1996    August 2000             2,000
New York City, NY
  148 Greene Street.......................  March 1997        December 2006           3,000
Westport, CT
  56-58 Post Road East....................  October 1997      June 2007               2,000

     The Frenchtown retail store and design studio are leased from David Barclay, Jennifer Barclay's father. See "Certain Relationships and Related Transactions."

     The Company believes that, in order to accommodate its growth plans, it will have to move into additional space. In December 1996, the Company entered into a lease agreement, for a 60,000 sq. ft. corporate headquarters and production facility in Palmer Township, Pennsylvania, which was amended in May 1997 and December 1997. The lease commences in June 1998 at an annual rent of approximately $267,000 during the first year, $275,000 during the second year, with a three percent (3%) escalator per year thereafter, plus taxes and operating expenses. The Company plans to consolidate its production and administrative functions into this single facility. The lease agreement, as amended, provides that the Company must purchase the leased premises plus adjoining space and a building comprising a total of approximately 96,000 square feet and 7.5 acres of land during the sixth year after the Company takes possession of the leased premises for $3,800,000. Pursuant to the lease agreement, as amended, the Company paid the lessor $200,000 in July, 1997, which will be credited against the purchase price. This payment was funded by a Pennsylvania Opportunity Grant awarded to the Company. The Company believes this new facility will meet its space requirements for at least the next 10 years.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material litigation or legal proceedings and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently traded on the Chicago Stock Exchange under the symbol BLF. The following table sets forth the high and low sales prices quoted on the Chicago Stock Exchange for the periods indicated.

                                                             FISCAL YEAR ENDED
                                                             DECEMBER 31, 1997
                                                             -----------------
                                                             HIGH         LOW
                                                             -----        ----
Quarter Ended March 31, 1997...............................  7 1/4        4 5/8
Quarter Ended June 30, 1997................................  5 1/4        3 3/4
Quarter Ended September 30, 1997...........................  5 3/4        3 3/8
Quarter Ended December 31, 1997............................  4 7/8        2 7/8

                                                             FISCAL YEAR ENDED
                                                             DECEMBER 31, 1996
                                                             -----------------
                                                             HIGH         LOW
                                                             -----        ----
Quarter Ended June 30, 1996*...............................  10 1/8       5 1/2
Quarter Ended September 30, 1996...........................  7 7/8        6 1/2
Quarter Ended December 31, 1996............................  7 1/8        3 3/4

---------------
* Covers the period from the May 15, 1996 closing of the Company's initial public offering through June 30, 1996.

     As of April 14, 1998, the Company had approximately 2,548 stockholders of record. As of that date, the last sale price of the Company's Common Stock was $2 per share.

     The Company's Subchapter S election was terminated upon the closing of the Company's initial public offering on May 15, 1996. Although the Company paid dividends and made a distribution while an S corporation, the Company intends to retain any future earnings and pay no dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company is a designer, manufacturer, wholesaler and retailer of hand block-printed women's and children's clothing and accessories for the home. Each product is individually hand block printed with evocative designs and symbols and is signed by the artist. The Company markets its products to approximately 350 specialty stores and boutiques, as well as to major retailers, such as Nordstrom and Neiman Marcus, through five regional direct sales personnel known as Messengers, and one independent sales representative. The Company has five Company-owned retail stores in Frenchtown, New Jersey; Santa Fe, New Mexico; New York, New York; Austin, Texas; and Westport, Connecticut and participates in juried arts and crafts fairs and festivals across the United States.

     The Company incurred losses in 1996 and 1997, experienced a reduction in net sales in the first quarter of 1998 as compared to the first quarter of 1997 and expects to report a loss in the first quarter of 1998. In addition, the Company has committed to capital and lease obligations which require funding in 1998. The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Management is currently seeking equity investments, reorganizing its marketing function, refining its operating structure and has begun negotiations for additional financing so that it can meets its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful (See Note 1 to Financial Statements and Notes thereto elsewhere in this Report).

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and Notes thereto elsewhere in this Report) for the periods indicated:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              -----    -----
Statements of Operations Data:
  Sales.....................................................  100.0%   100.0%
  Cost of goods sold........................................   46.3     47.1
                                                              -----    -----
     Gross margin...........................................   53.7     52.9
  Operating expenses, net...................................   54.7     52.3
                                                              -----    -----
     Income (loss) from operations..........................   (1.0)      .6
  Interest expense, net.....................................    1.4      1.7
                                                              -----    -----
  Historical (loss) before pro forma income tax (benefit)...   (2.4)    (1.1)
  Income tax (benefit) expense -- proforma 1996*............   (0.7)     1.7
                                                              -----    -----
  Net loss -- proforma 1996*................................   (1.7)%   (2.8)%
                                                              =====    =====

---------------
* The pro forma amounts are shown for 1996 and historical amounts for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Sales. The Company's sales increased by $2.2 million or 19.2% to $13.8 million in 1997. The Company's wholesale sales increased by 16.1% from $7.5 million in 1996 to $8.8 million in 1997, its retail sales increased by 24.1% from $3.2 million in 1996 to $4.0 million in 1997, and craft fair sales increased by 27.8% from $857,000 in 1996 to $1,096,000 in 1997. The Company attributes the wholesale sales increase during the 1997 period primarily to the enthusiastic customer response to the Spring and Summer lines, which are particularly strong selling seasons for the Company, a 40.1% increase in department store business, and to increased boutique account business resulting from improved relations with existing wholesale accounts and new business generated through the Messenger Program. The retail sales increase was primarily due to an increase in catalog sales of 42.9% and stores which opened in March 1997 and October 1997 generating sales during the 1997 period partially offset by a same store sales decrease of 10.2%. The Company attributes the increase in catalog business to successful marketing efforts and a shift of retail customers into catalog sales. Same store sales decreased primarily due to the Company's Early Fall and Fall line not being as well received as in prior seasons and a shift of retail customers into catalog sales. As a result of closing the Company's Taos, New Mexico retail location in January 1997, sales at this location decreased $348,000 to $28,000 in the 1997 period. The increase in craft fair sales was due to the continued sale of past season and slightly damaged goods at special showplaces.

     Gross Margin. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 0.8 percentage points from 53.7% in 1996 to 52.9% in 1997. The Company attributes this decrease to selling prior seasons inventory to a customer at below inventory cost, and markdown allowances from a customer that did not exist in the 1996 period.

     Operating Expenses. The Company's operating expenses increased by $885,000 or 13.9% from $6.4 million in the 1996 period to $7.2 million in the 1997 period and decreased as a percentage of sales by 2.4 percentage points from 54.7% in the 1996 period to 52.3% in the 1997 period. The increase in operating expenses in the 1997 period was primarily due to the addition of management team members and staff support and expenses of two new retail stores offset by a discontinued store. These expenses which did not exist in the 1996 period accounted for 58.7% of the total dollar increase from 1996 and 1997. Professional expenses also increased. Operating expenses related to general and administrative functions have increased throughout 1996 and 1997, providing capacity for future sales growth. The decline as a percent of sales is primarily attributable to sales increasing at a faster rate than expenses.

     Interest Expense, Net. The Company's interest expense, net, increased by $70,000 or 44.7% from $157,000 in the 1996 period to $227,000 in the 1997 period. Interest expense increased by $46,000 due to increased borrowings for the Company's working capital needs, an increase in assigned wholesale credit receivables as a result of increased wholesale sales, and an increase in interest on capitalized leases. Interest income decreased by $24,000 as a result of spending a portion of the Company's initial investment of approximately $3.9 million of cash raised from the initial public offering which was held in interest bearing instruments in 1996.

     Net Loss. The net loss before income taxes of $145,000 represents a decrease of $130,000 or 47.4% reduction in net loss from 1996 to 1997. The income tax benefit of $238,000 in 1996 includes a one time benefit of $174,000 due to reinstatement of deferred income taxes upon conversion of the Company to a C corporation prior to the closing of the initial public offering. The income tax expense in 1997 is due to an increase in the valuation allowance to adjust deferred tax assets to their net realizable value. Net loss after tax of $383,000 in 1997 increased $190,000 from a pro forma net loss after pro forma income taxes of $193,000.

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

     Operating Expenses. The Company's operating expenses increased by $1.8 million from $4.6 million in 1995 to $6.4 million in 1996. Operating expenses increased as a percentage of sales, from 47.6% during 1995 to 54.7 in 1996. This was a result of the Company growing its infrastructure with the proceeds of the public offering. The increase in the Company's operating expenses was primarily due to expenses of approximately $1,100,000 in connection with the addition of corporate management team members and staff support, $114,000 increase in marketing and public relation activities, $248,000 in connection with the New York showroom and Austin retail store in 1996 and $121,000 relating to consultant fees associated with the ongoing systems selection process. The Company anticipates continued investment in the manufacturing, wholesale and retail operations throughout 1997.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names and ages of the executive officers and directors of the Company are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Jennifer Barclay(1)(4)...............   31    Chairman of the Board of Directors
Jeffrey Haims........................   34    Acting Chief Executive Officer
Richard Swarttz......................   41    Vice President of Finance, Chief Financial Officer and
                                              Treasurer
Tina Woolverton......................   31    Treasurer Corporate Secretary
Ben Cohen(2)(3)(4)...................   47    Director
Gary Hirshberg(2)(3)(4)..............   43    Director
John May(2)(3)(4)....................   51    Director

---------------
(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Search Committee

     JENNIFER BARCLAY founded Blue Fish in 1985, and has been its Chairman of the Board of Directors since the Company's incorporation in March 1987. She also served as the Company's Chief Executive Officer from March 1987 until September 1994, its President from March 1987 until September 1996, and as its Treasurer from August 1993 through August 1995.

     JEFFREY HAIMS was appointed Acting Chief Executive Officer on March 27, 1998, upon the resignation of Marc Wallach, the Company's former President and Chief Executive Officer. Mr. Haims has been actively engaged in the retail and wholesale apparel industry for 12 years. Prior to his appointment, Mr. Haims served as a consultant to the Company from October 1997 until March 1998 and was responsible for the design of the Company's anticipated men's line. From November 1995 until September 1997, Mr. Haims was a principal of The Apparel Resource Group ("ARG") of New York, New York, which provided consulting services and strategic planning support to companies in the apparel industry. ARG provided services to the Company from January 1996 until August 1997. Mr. Haims was Corporate Director of Information Technology for Charming Shoppes, Inc. from January 1995 until October 1995. From 1989 until January 1995, he held a variety of positions in production and information systems at Liz Claiborne, Inc. and most recently, served as Director of Design Systems from 1993 until 1995. Prior to his employment by Liz Claiborne, Inc., Mr. Haims was a Co-Designer for Donna Karan, DKNY from 1988 to 1989 and was the Menswear Design Director for Salvatore Ferragamo, Spa. in 1988. Mr. Haims attended Fashion Institute of Technology in New York, New York for both men's and women's design and the Art Center School of Design in Los Angeles, California, where he was awarded the Ford Scholarship for Industrial Design.

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

     TINA WOOLVERTON was appointed Corporate Secretary in August 1997. She joined the Company in August 1995 and held various administrative positions. She currently serves as Administrative Assistant to the

Chairman of the Board of Directors. Prior to joining the Company, Ms. Woolverton served as Office Manager of Palmer Nursery in Easton, Pennsylvania from April 1992 to June 1995.

     BEN COHEN has served as a member of the Board of Directors since June 1995. Mr. Cohen is the Co-Founder and Chairman of the Board of Ben and Jerry's Homemade, Inc., a public company, and served as its Chief Executive Officer until February 1995. He presently serves as a member of the Board of Directors of The Social Venture Network and Greenpeace USA. Mr. Cohen also serves as a member of the Board of Directors of Community Products, Inc., a privately held buttercrunch candy manufacturer, which filed a petition for federal bankruptcy protection in April 1997. In October 1997, the assets of Community Products, Inc. were sold at a bankruptcy auction to the Rainforest Co., St. Louis, Missouri.

     GARY HIRSHBERG has served as a member of the Board of Directors since June 1995. Mr. Hirshberg has been the Chief Executive Officer of Stonyfield Farm, Inc., a privately held yogurt and ice cream company, since September 1983 and its President since June 1989. He is the former Chairman of The Social Venture Network and a Trustee of Leadership New Hampshire, Inc. Mr. Hirshberg has extensive experience as an environmental activist, including terms as the founding President of the Cape and Island Self Reliance Corporation, as founding President of the Cape Cod Environmental Alliance and as a Director of the New Hampshire Audobon Society and the Association for the Preservation of Cape Cod. Mr. Hirshberg holds a Bachelor of Arts degree from Hampshire College, an honorary Doctor of Science degree from New Hampshire College and an honorary Doctor of Laws degree from Notre Dame College (Manchester, New Hampshire).

     JOHN MAY has served as a member of the Board of Directors since November 1997. Mr. May has been the Chief Executive Officer of Common Sense Management, Inc., a business advisory service since 1981, Chief Executive Officer of Silby Guffey & Co., Inc., a venture fund manager since 1989, and Managing Partner of New Vantage Partners, LLC since 1997. He currently serves as a Director of Lipton Corporate Child Care, Inc., Tilden Press, Inc., Ocean Optics, Inc., Silby Guffey and Co., Inc., Common Sense Management, Inc., and ReGain, Inc., all private companies. Mr. May holds a Bachelor of Arts degree from Earlham College and a Masters of Public Administration from Maxwell School, Syracuse University.

BOARD COMMITTEES

     The Company's Board of Directors has established various committees. The Executive Committee is authorized to take any action upon which the Board of Directors is authorized to act, except as reserved by law or the Company's Bylaws. The Executive Committee also administers the Company's 1995 Non-Employee Directors' Stock Option Plan. Ms. Barclay is currently the only member of the Executive Committee. The Audit Committee consists of Messrs. Cohen, Hirshberg and May. The Audit Committee, which will meet periodically with management and the Company's independent public accountants, will review the results and scope of the audit and other services provided by the Company's independent public accountants, the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee consists of Messrs. Cohen, Hirshberg and May. The Compensation Committee has the responsibility and authority to establish and administer compensation policies for all executive officers and employees of the Company, including the Chief Executive Officer. The Compensation Committee also administers the Company's 1995 Stock Option Plan. The Search Committee consists of Ms. Barclay and Messrs. Cohen, Hirshberg and May. The Search Committee has the authority and responsibility to review the management structure of the Company and make recommendations for changes to it, as well as to identify a successor to Marc Wallach, who resigned as President and Chief Executive Officer in March 1998.

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

NUMBER OF DIRECTORS, DIRECTORS' TERM OF OFFICE AND DIRECTOR COMPENSATION

     The Company's Bylaws provide that the Company may have up to eight directors. At each annual meeting of stockholders, directors will be elected to hold office until the next annual meeting. The Company currently has four directors. The Company's employee directors do not receive any cash compensation for their service on the Board of Directors. Directors who are not otherwise employees of the Company are eligible to receive stock options under the Company's 1995 Non-Employee Directors' Stock Option Plan. See "1995 Non-Employee Directors' Stock Option Plan." All directors may be compensated for certain expenses in connection with their attendance at Board meetings.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representation that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1995, December 31, 1996, and December 31, 1997 the annual compensation, including salary, bonuses and certain other compensation, paid by the Company to its President, Chief Executive Officer, and any executive officers whose annual compensation exceeded $100,000 (the "Named Executive Officers").

                                                                                       LONG TERM COMPENSATION
                                                                                  --------------------------------
                                                    ANNUAL COMPENSATION                  AWARDS           PAYOUTS
                                            -----------------------------------   ---------------------   --------
              (a)                  (b)         (c)        (d)          (e)           (f)         (g)        (h)
              ---                --------   ---------   --------   ------------   ----------   --------   --------
                                                                      OTHER
                                                                      ANNUAL      RESTRICTED                LTIP       DEFERRED
           NAME AND               FISCAL                           COMPENSATION     STOCK      OPTIONS/   PAYOUTS    COMPENSATION
      PRINCIPAL POSITION           YEAR     SALARY($)   BONUS($)       ($)         AWARD(S)    SARS(#)      ($)          ($)
      ------------------         --------   ---------   --------   ------------   ----------   --------   --------   ------------
Jennifer Barclay...............  12/31/97   $100,000    $   -0-      $  2,224(3)   $     --         --    $     --     $     --
  Chairman(1)                                                        $  5,014(4)
                                                                     $  2,000(5)
                                 12/31/96   $100,000    $   -0-      $  2,178(3)   $     --         --    $     --     $     --
                                                                     $  4,905(4)
                                                                     $  1,985(5)
                                 12/31/95   $100,000    $ 1,923      $  1,968(3)   $     --         --    $     --     $     --
                                                                     $  5,420(4)
                                                                     $  2,038(5)

Marc Wallach...................  12/31/97   $108,000    $   -0-      $  4,647(3)   $     --         --    $     --     $     --
President & Chief                                                    $  5,400(4)
Executive Officer(2)                                                 $  2,063(5)
                                 12/31/96   $105,000    $   -0-      $  4,581(3)
                                                                     $    900(4)
                                                                     $  2,355(5)
                                 12/31/95   $105,000    $21,576      $  5,163(3)   $480,320    114,000    $     --     $     --
                                                                     $    900(4)
                                                                     $  2,532(5)
                                                                     $392,989(6)

---------------
(1) Ms. Barclay served as Chairman and President until September 1996, when she relinquished the title of President.

(2) Mr. Wallach served as Chief Executive Officer until September 1996, when he assumed the additional title of President. He resigned as President, Chief Executive Officer and a Director, effective March 27, 1998.

(3) Company contribution for healthcare premiums.

(4) Allowance for automobile lease.

(5) 401(k) Company match accrued at December 31.

(6) Deferred grossed up bonus to pay taxes due on the restricted stock grant.

     The following table sets forth the aggregated option/SAR exercises and fiscal year end option/SAR values by the Company to each executive officer of the Company who earned $100,000 or more for the year ended December 31, 1997.

                                                            NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                                            SECURITIES UNDERLYING           IN-THE-MONEY
                                 SHARES                        OPTIONS/SARS AT             OPTIONS/SARS AT
                              ACQUIRED ON      VALUE             FY-END (#)                  FY-END ($)
            NAME              EXERCISE(#)     REALIZED    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
            ----              ------------    --------    -------------------------   -------------------------
            (a)                   (b)           (c)                  (d)                         (e)
            ---               ------------    --------    -------------------------   -------------------------
Marc Wallach................      -0-           $-0-            68,400/45,600                 $-0-/-0-
  President & Chief
  Executive Officer

EMPLOYMENT, NON-COMPETITION AND NON-DISCLOSURE AGREEMENTS

     The Company entered into an Employment Agreement with Marc Wallach to serve as the Company's General Manager and Chief Operating Officer, effective January 1, 1994, for a period of three years, subject to termination by the Company for cause or, by either party, at any time upon ninety (90) days prior written notice. On September 7, 1994, Mr. Wallach was appointed Chief Executive Officer. Although Mr. Wallach's

Employment Agreement expired on December 31, 1996, he continued to work for the Company on the same terms. Mr. Wallach resigned as President, Chief Executive Officer and Director, effective March 27, 1998. Mr. Wallach's annual base compensation is $111,000 which shall be paid through August 28, 1998 and he received an annual bonus of 3% of the Company's net after-tax profits for each year that the Employment Agreement was in effect. Mr. Wallach will also receive an additional bonus of 1% of the Company's net after-tax profits for each of the four years commencing January 1, 1994 and for the quarter ended March 31, 1998. This additional bonus will be paid by the Company in five equal annual installments commencing on January 1, 1999. Mr. Wallach is also entitled to participate in the Company's employee benefit plans through August 28, 1998. Mr. Wallach is also subject to certain non-disclosure covenants and has agreed not to compete with the Company during the term of the Employment Agreement and for two years thereafter. On September 15, 1995, the Company granted to Mr. Wallach 304,000 shares of Common Stock in consideration of services rendered. In connection with this stock grant, Ms. Barclay contributed 304,000 shares of her Common Stock to the capital of the Company and Ms. Barclay, Mr. Wallach and the Company entered into a Restricted Stock Agreement which expired on September 16, 1997. In 1995, the Company recognized a compensation expense of $873,309, representing the fair market value of the Common Stock plus a bonus to cover income taxes payable in connection with the stock grant. Mr. Wallach also waived his right to receive any portion or all of his undistributed S corporation earnings other than to pay taxes on S corporation earnings. See "Certain Relationships and Related Transactions." As of March 27, 1998, Mr. Wallach's option had vested to purchase 68,400 shares of Common Stock. The Compensation Committee amended the terms of Mr. Wallach's Stock Option Grant to allow him to exercise his option through June 24, 2003 provided, however, that the option will be a nonqualified stock option if exercised after June 25, 1998.

     The Company has also executed stock option agreements containing non-competition and non-disclosure provisions with each of the Company's officers and key employees who have been granted stock options under the Company's 1995 Stock Option Plan.

401(K) PLAN

     In March 1995, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees who have attained the age of 21 and who normally work 20 hours per week. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code. The 401(k) lan enables employees to reduce their taxable compensation by electing to defer current compensation into the 401(k) Plan, up to the statutorily prescribed annual limit ($9,500 in 1997). The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in the various investment alternatives offered under the 401(k) Plan. The Company may, but is not required to, make matching contributions to the 401(k) Plan based on the amounts participants contribute to the 401(k) Plan, but in no event may the Company's contribution exceed 10% of the participant's gross compensation. The Company presently makes monthly matching contributions of up to 2% of a participant's gross compensation. The 401(k) Plan is administered by Merrill Lynch.

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

     On September 11, 1995 the Compensation Committee authorized the grant of nine-year incentive stock options with an effective date of September 15, 1995 to purchase an aggregate of 60,000 shares of the Company's Common Stock to its officers and key employees pursuant to the Option Plan. Options to purchase an aggregate of only 55,000 shares were actually granted. Twenty percent were immediately exercisable on September 15, 1995 and an additional 20% will become exercisable on each of the first four anniversaries of the grant date. The Compensation Committee also granted a nine-year incentive stock option under the Option Plan with an effective date of September 15, 1995 to the Company's Chief Executive Officer, Marc Wallach, to purchase 114,000 shares of the Company's Common Stock. Mr. Wallach's option becomes exercisable according to a schedule that provides for the most rapid exercise of the option without disqualifying the option as an incentive stock option under the Code. All of the options were granted with an exercise price of $4.00 per share. On December 15, 1995, the Compensation Committee authorized an additional grant of nine-year incentive stock options to purchase 45,000 shares to its officers and key employees pursuant to the Option Plan under the same conditions as the September 15, 1995 grant, with an exercise price of $5.00 per share. Options to purchase only 40,000 shares were actually granted. During 1996, the Compensation Committee granted a nine-year incentive stock option to purchase 14,300 shares of Common Stock to an officer, with the same vesting schedule as the 1995 grants (other than to Mr. Wallach), and at an exercise price of $7.00 per share. The Compensation Committee also granted non-qualified five-year stock options to purchase an aggregate of 12,000 shares to three consultants, at an exercise price of $7.25 per share. One-half of the options became exercisable on January 1, 1997 and the balance become exercisable on January 1, 1998. On April 4, 1997 the Compensation Committee granted an incentive option to purchase 10,000 shares of the Company's Common Stock to an officer of the Company with the same vesting schedule as the 1995 grants with an exercise price of $4.75 per share. On May 27, 1997 the Compensation Committee granted incentive stock options to two managers of the Company each to purchase 10,000 shares of the

Company's Common Stock with the same vesting schedule as the 1995 grants with an exercise price of $4.50 per share. On July 1, 1997 and October 14, 1997, the Compensation Committee granted incentive stock options to two managers each to purchase 5,000 shares of the Company's Common Stock with the same vesting schedule as the 1995 grants and with exercise prices of $3.75 and $4.50 per share, respectively.

     No options were exercised by employees during 1997. The employment of two optionees holding options to purchase an aggregate of 20,000 shares terminated during 1997. The employment of one additional employee terminated during 1997 and her option to purchase 10,000 shares of the Company's Common Stock terminated unexercised in March 1998. Accordingly, as of the date of this Report, options to purchase 12,000 shares have been exercised, options to purchase 72,000 shares (62,000 at December 31, 1997) have expired or have been canceled, and options to purchase a total of 191,300 shares of Common Stock granted pursuant to the Option Plan remain outstanding.

PERFORMANCE STOCK ESCROW AGREEMENT

     Jennifer Barclay, the founder and Chairman of the Board of the Company, has deposited into escrow all the 3,486,000 shares of the Company's Common Stock owned by her. Under the terms of the Escrow Agreement, 25% of her shares shall become transferable on the sixth, seventh, eighth and ninth anniversary dates of November 13, 1995. No transfer of those shares may be made until November 13, 2001, except as follows: (A) Ms. Barclay may transfer a number of her shares that, within any three-month period, would equal one percent of the shares of the Company's Common Stock then outstanding; or (B) all of the shares may earlier become transferable upon certification by the Company's Chief Financial Officer that any of the following has been achieved: (i) for two consecutive fiscal years after November 13, 1995, the Company has minimum annual earnings equal to $0.25 per share; (ii) for five consecutive fiscal years after November 13, 1995, the Company has an average minimum annual earnings of $0.25 per share; or (iii) after at least one year from November 13, 1995, the Company's Shares have traded on a United States stock exchange at a price of at least of $8.75 per share (adjusted for stock splits, stock dividends and recapitalizations) for at least 90 consecutive trading days.

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

     Pursuant to the terms of the Directors' Plan, each of the Non-Employee Directors received grants of nonqualified stock options to purchase 2,500 shares of Common Stock, at an exercise price of $5.00 per share on January 1, 1996, 2,700 shares of Common Stock, at an exercise price of $4.63 per share on January 1, 1997 and 4,340 shares of Common Stock at an exercise price of $2.88 per share on January 1, 1998. As of the date of this Report, options to purchase a total of 23,420 shares of Common Stock have been granted under the Directors' Plan, of which none has been exercised, expired or canceled to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of April 14, 1998 for (i) each director and executive officer of the Company; (ii) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; and (iii) all directors and officers as a group for each class of capital stock of the Company. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                         DIRECTORS,                              SHARES        PERCENTAGE OF
                     EXECUTIVE OFFICERS                       BENEFICIALLY     COMMON SHARES
                    AND 5% STOCKHOLDERS:                        OWNED(1)       OUTSTANDING(1)
                    --------------------                      ------------     --------------
Jennifer Barclay............................................   3,486,000            75.8%
c/o Blue Fish Clothing, Inc. No. 3 Sixth Street Frenchtown,
  NJ 08825
Marc Wallach................................................     372,400(2)          8.0%
Jeffrey Haims...............................................       4,000(3)            *
Richard Swarttz.............................................       5,720(4)            *
Ben Cohen...................................................       9,540(5)            *
Gary Hirshberg..............................................       9,540(5)            *
John May....................................................       4,340(6)            *
All directors and executive officers as a group (seven
  persons)..................................................   3,891,540(7)         82.8%

---------------
 *  Less than 1%

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

(2) Consists of 304,000 shares of Common stock owned beneficially by Mr. Wallach and 68,400 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 45,600 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.

(3) Consists of 4,000 shares of Common Stock issuable upon exercise of nonqualified stock options issued under the Option Plan.

(4) Consists of 5,720 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 8,580 shares of Common Stock issuable upon exercise of incentive stock options granted under the Option Plan that are not currently exercisable.

(5) Consists of 9,540 shares of Common Stock issuable upon exercise of nonqualified stock options issued under the Directors' Plan.

(6) Consists of 4,340 shares of Common Stock issuable upon exercise of nonqualified stock options issued under the Directors' Plan.

(7) Includes an aggregate of 101,540 shares of the Common Stock issuable upon exercise of currently exercisable stock options granted under the Option Plan and Directors' Plan to executive officers and directors, but excludes 54,180 shares of Common Stock issuable upon exercise of stock options granted under the Option Plan that are not yet exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE OF FRENCHTOWN RETAIL STORE

     The Company leases its Frenchtown retail store, together with a design studio located above the store, from David Barclay, the father of Jennifer Barclay, the Company's Chairman and President, under leases dated April 1, 1991, and April 11, 1994, respectively. The lease for the retail store, which consists of 1,267 square feet of selling space, is for a term of ten years. The Company pays approximately $35,000 in rent on an annual basis for the retail store. The design studio is leased on a monthly basis for approximately $900 per month and consists of 800 square feet. The Company discontinued this lease as of January 31, 1998.

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

     In addition, the Company executed a separate agreement on August 27, 1993 consisting of a Consulting and Non-Competition Agreement with Ms. Haag which provided that the Company would retain Ms. Haag for a period of five years to provide management consulting services to the Company and Ms. Haag agreed not to compete with the business of the Company during this period of time. During the period of the Consulting and Non-Competition Agreement, Ms. Haag may not engage in a competitive business within a twenty-five (25) mile radius of Frenchtown, New Jersey. Originally, Ms. Haag was to be paid a total of $120,000 over a period of five years in monthly installments of $2,000 through August 1998 for such consulting services, and $50,000 over a period of five years in monthly installments of $833 through August 1998 for her agreement not to compete. In December 1995, the Company agreed with Ms. Haag to accelerate quarterly payments by $20,000 ($40,000 in the first quarter of 1996) in anticipation of increased usage of her consulting contract on a short-term basis. This repayment agreement is coincident with the existing loan, consulting, and non-compete agreements, and does not increase the long-term liability of the Company, but rather repays these agreements in an accelerated fashion. As a result of these accelerated payments, Ms. Haag was paid in full as of September, 1996.

EMPLOYMENT AGREEMENT WITH MARC WALLACH

     The Company entered into an Employment Agreement with Marc Wallach to serve as the Company's General Manager and Chief Operating Officer effective January 1, 1994, for a period of three years, subject to termination by the Company for cause or, by either party, at any time upon ninety (90) days prior notice. On September 7, 1994, Mr. Wallach was appointed Chief Executive Officer. Although Mr. Wallach's Employment Agreement expired on December 31, 1996, he continues to work for the Company on the same terms. Mr. Wallach resigned as President, Chief Executive Officer and a Director, effective March 27, 1998. Mr. Wallach's annual base compensation is $111,000 which shall be paid through August 28, 1998 and he received an annual bonus of 3% of the Company's net after-tax profits for each year the Employment Agreement was in effect. Mr. Wallach will also receive an additional bonus of 1% of the Company's net after-tax profits for each of the four years commencing January 1, 1994 and for the quarter ended March 31, 1998. This additional bonus will be paid by the Company in five equal annual installments commencing on January 1, 1999. Mr. Wallach is also entitled to participate in the Company's employee benefit plans through

August 28, 1998. Mr. Wallach is also subject to certain non-disclosure covenants and has agreed not to compete with the Company during the term of the Employment Agreement and for two years thereafter. Effective September 15, 1995, in connection with an understanding Mr. Wallach reached with Ms. Barclay in September 1994 regarding the terms of his service as Chief Executive Officer, the Company granted to Mr. Wallach 304,000 shares of Common Stock in consideration for services rendered. In connection with this stock grant, Ms. Barclay contributed 304,000 shares of her Common Stock to the Company and Ms. Barclay, Mr. Wallach and the Company entered into a Restricted Stock Agreement which expired on September 16, 1997. The Company recorded a compensation expense charge of $873,309 in 1995, representing the fair market value for the Common Stock plus a bonus to Mr. Wallach to cover income taxes payable in connection with the stock grant. The Company also granted a nine-year incentive stock option to Mr. Wallach pursuant to the Option Plan to purchase 114,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. As of March 27, 1998, Mr. Wallach's option had vested to purchase 68,400 shares of Common Stock. The Compensation Committee amended the terms of Mr. Wallach's Stock Option Grant to allow him to exercise his option through June 24, 2003 provided, however, that the option will be a nonqualified stock option if exercised after June 25, 1998.

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

THE APPAREL RESOURCE GROUP

     From January 1996 through August 1997, the Company engaged The Apparel Resource Group ("ARG") of New York, New York to provide consulting services and strategic planning support to the Company, for which ARG was paid $201,900 during the fiscal year ended December 31, 1996 and $150,423 during the fiscal year ended December 31, 1997. Jeffrey Haims, the Company's Acting Chief Executive Officer, was a principal of ARG and was part of the ARG team that provided services to the Company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) Financial Statements.  The financial statements required to be filed by
Item 8 herewith are as follows:

Index to Financial Statements...............................  F-1
Report of Independent Public Accountants -- Arthur Andersen   F-2
  LLP.......................................................
Balance Sheet at December 31, 1997..........................  F-3
Statements of Operations for the years ended December 31,     F-4
  1996 and 1997.............................................
Statements of Stockholders' Equity for the years ended        F-5
  December 31, 1996 and 1997................................
Statements of Cash Flows for the years ended December 31,     F-6
  1996 and 1997.............................................
Notes to Financial Statements...............................  F-7

     (B) Exhibits and Reports on 8-K. The exhibits listed below were filed on September 27, 1995 pursuant to Item 601 of Regulation S-B as part of the Registration Statement on Form SB-2, on November 6, 1995 as part of Amendment No. 1 thereto, on November 13, 1995 as part of Amendment No. 2 thereto, on December 27, 1995 as part of Form 10-QSB, on April 12, 1996 as part of Form 10-KSB, or on May 20, 1996 as part of Form 10-QSB, on August 11, 1996 as part of Form 10-QSB, on November 14, 1996, as part of Form 10-QSB, on March 31, 1997 as part of Form 10-KSB, on May 2, 1997 as part of Amendment No. 1 thereto, on June 17, 1997 as part of Amendment No. 2 thereto, on June 19, 1997 as part of Amendment No. 3 thereto, on May 13, 1997 as part of Form 10-QSB, on August 14, 1997 as part of Form 10-QSB, on April 15, 1998 as part of Amendment No. 1 thereto, November 13, 1997 as part of Form 10-QSB, and on April 15, 1998 as part of Amendment No. 1 thereto, except those marked with an asterisk (*), which are filed herewith. No Reports on Form 8-K were filed with the Commission during the last quarter of 1997.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1(a)  Articles of Merger merging Blue Fish Clothing, Inc. a New
         Jersey corporation, and Blue Fish Taos, Inc., a New Mexico corporation with and into Blue Fish Clothing, Inc., a
         Pennsylvania corporation, dated September 6, 1995
 2.1(b)  Certificate of Merger merging Blue Fish Clothing, Inc. a New
         Jersey corporation, and Blue Fish Taos, Inc., a New Mexico corporation with and into Blue Fish Clothing, Inc., a
         Pennsylvania corporation, dated September 6, 1995
 2.1(c)  Merger Agreement and Irrevocable Appointment of the
         Secretary of State of New Mexico as Agent for Service of
         Process, dated September 8, 1995
 3.1     Articles of Incorporation
 3.2     Bylaws, as amended
 4.1     Specimen Stock Certificate
 4.2     Excerpts from Registrant's Bylaws defining the rights of
         security holders
10.1     Employment Agreement between the Registrant and Marc Wallach effective as of January 1, 1994
10.2     1995 Stock Option Plan, as amended
10.2(a)  Form of Stock Option Grant and Nondisclosure/Noncompetition
         Agreement
10.3     1995 Non-Employee Directors' Stock Option Plan, as amended
10.4     401(k) Plan
10.5     Restricted Stock Agreement by and among Marc Wallach,
         Jennifer Barclay and the Registrant dated September 15, 1995
10.6     Agreement for Purchase and Sale of Shares by and among Anne
         F. Haag, Blue Fish Clothing, Inc. and Blue Fish Taos, Inc.
         dated June 30, 1993
10.6(a)  Promissory Note dated August 27, 1993 in the principal amount of $162,400 by and between the Registrant as Maker
         and Anne Haag as Payee
10.6(b)  Resignations of Anne Haag dated August 27, 1993 as Director,
         Officer and employee of Blue Fish Clothing, Inc. and Blue
         Fish Taos, Inc.
10.6(c)  General Releases dated August 27, 1993 executed by Anne Haag in favor of the Registrant

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.6(d)  Security Agreement dated August 27, 1993 by and between the
         Registrant as Debtor and Anne Haag as Secured Party
10.6(e)  Consulting and Non-Competition Agreement dated as of August
         27, 1993 by and between the Registrant and Anne Haag
10.7     Lease Agreement between David M. Barclay and the Registrant dated April 1, 1991
10.8     Lease Agreement between Frederick A. Krause and the
         Registrant dated July 1, 1993, as amended
10.9     Lease Agreement between T.H. McElvain Oil & Gas Limited
         Partnership and the Registrant dated October 24, 1994 (Santa
         Fe, New Mexico Retail Store)
10.10    $500,000 Line of Credit Agreement between Flemington
         National Bank and Trust Company and the Registrant dated
         February 9, 1995
10.10(a) Loan and Security Agreement and $1,000,000 Line of Credit
         Agreement between Carnegie Bank NA and the Registrant dated
         February 9, 1996
10.11    Business Manager Receivable Purchase Line of Credit
         Agreement between Flemington National Bank and Trust Company and the Registrant dated February 9, 1994
10.11(a) Business Manager Receivable Purchase Line of Credit
         Agreement between Carnegie Bank NA and the Registrant dated
         February 9, 1996
10.12    Revised Forms of Subscription and Share Purchase Agreement
10.13    Impound Agreement between Flemington National Bank and Trust
         Company and the Registrant dated September 19, 1995
10.13(a) Impound Account Fee Agreement between Flemington National
         Bank and Trust Company and the Registrant dated September
         19, 1995
10.13(b) Custody Agreement between Flemington National Bank and Trust
         Company and the Registrant dated September 19, 1995 as
         amended
10.13(c) Acknowledgment Letter to Flemington National Bank and Trust
         Company and the Registrant dated September 19, 1995
10.13(d) Acknowledgment Letter between United Jersey Bank (formerly
         Flemington National Bank and Trust Company) and the
         Registrant dated March 5, 1996
10.14    Key Person Life Insurance Policies, National Life of Vermont
10.15    Marketing Agreement between Drew Field/Direct Public
         Offerings and the Registrant dated April 12, 1995
10.16    Lease Agreement between the Ruth Group and the Registrant
         dated as of December 1, 1995
10.17    Form of Escrow Agreement by and between the Registrant,
         Jennifer Barclay and Flemington National Bank
10.18    Form of Lock-in Agreement for the Shares of the Registrant's
         Common Stock
10.19    Lease agreement dated November 15, 1995 with G. Holdings
         Corporation and Blue Fish Clothing, Inc.
10.20    Letter agreement dated December 6, 1995 with Anne Haag and
         Blue Fish Clothing, Inc.
10.21    Promissory Note between the Registrant and Jennifer Barclay dated January 2, 1996
10.22    Lease Agreement between Tangmere Ltd. and the Registrant
         dated January 5, 1996
10.23    Employment Agreement by and between the Registrant and
         Richard Swarttz dated April 29, 1995 and effective May 20,
         1996
10.24    Lease Agreement dated December 16, 1996, between William I.
         Roberts and the Registrant
10.25    Lease Agreement dated December 19, 1996, between 150 Greene
         Street Corp. and the Registrant
10.26    Agreement by and between Blue Fish Clothing, Inc.
         (Sub-Tenant), and Michael J. Herbst (Tenant) effective June
         15, 1997.
10.27    Business Loan Agreement by and between Blue Fish Clothing,
         Inc. and Carnegie Bank, N.A. dated June 25, 1997.
10.28    Promissory Note in the principal amount of $800,000 by and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A.
         dated June 25, 1997.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.29    Assignment of Deposit Account by and between Blue Fish
         Clothing, Inc. and Carnegie Bank, N.A. dated June 25, 1997.
10.30    Note and Loan Security Agreement Modification Agreement by
         and between Blue Fish Clothing, Inc. and Carnegie Bank, N.A.
         dated June 27, 1997.
10.31    Amendment to Assignment of Deposit Account by and between
         Blue Fish Clothing, Inc. and Carnegie Bank, N.A. dated June
         25, 1997.
10.32    Agreement for Cross-Default and Cross Collateralization by
         and between Blue Fish Clothing, Inc. and Jennifer P. Barclay to and for the benefit of Carnegie Bank, N.A. dated
         September 30, 1997.
10.33    First Addendum dated May 19, 1997 to the Lease Agreement
         dated December 16, 1996 between William I. Roberts and the
         Registrant.
10.34    Assignment of Lease and Assumption of Obligations between
         William I. Roberts and Upper Mill, L.P. dated October 21,
         1997.
*10.35   The Business/Manager (R) Agreement with Businesses and
         Professionals dated March 12, 1998 between Carnegie Bank,
         N.A. and the Registrant.
*10.36   Guaranty of Payment dated March 12, 1998 by Jennifer P.
         Barclay in favor of Carnegie Bank, N.A.
*10.37   Subordination of Debt Agreement dated March 12, 1998 between the Registrant and Jennifer P. Barclay.
*10.38   Note and Loan and Security Agreement Modification and
         Extension Agreement dated as of April 30, 1998 between
         Carnegie Bank, N.A. and the Registrant.
*10.39   Second Addendum dated December 31, 1997 between Upper Mill,
         L.P. and the Registrant to the Lease Agreement between
         William I. Roberts and the Registrant.
*27.     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1998.

                                          Blue Fish Clothing, Inc.

                                          By:     /s/ JENNIFER BARCLAY

                                            ------------------------------------
                                                      Jennifer Barclay
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                     DATE
                        ----                                        -----                --------------

                /s/ JENNIFER BARCLAY                   Chairman of the Board of          April 15, 1998
-----------------------------------------------------  Directors
                  Jennifer Barclay                     (Principal Executive Officer)

                /s/ JEFFREY L. HAIMS                   Acting Chief Executive Officer    April 15, 1998
-----------------------------------------------------  (Principal Executive Officer)
                  Jeffrey L. Haims

                 /s/ RICHARD SWARTTZ                   Vice President of Finance, Chief  April 15, 1998
-----------------------------------------------------  Financial Officer, and Treasurer
                   Richard Swarttz                     (Principal Financial Officer and
                                                       Principal Accounting Officer)

                 /s/ GARY HIRSHBERG                    Director                          April 15, 1998
-----------------------------------------------------
                   Gary Hirshberg

                    /s/ BEN COHEN                      Director                          April 15, 1998
-----------------------------------------------------
                      Ben Cohen

                    /s/ JOHN MAY                       Director                          April 15, 1998
-----------------------------------------------------
                      John May

                               INDEX TO EXHIBITS

10.35    The Business/Manager(R) Agreement with Businesses and
         Professionals dated March 12, 1998 between Carnegie Bank,
         N.A. and the Registrant.
10.36    Guaranty of Payment dated March 12, 1998 by Jennifer P.
         Barclay in favor of Carnegie Bank, N.A.
10.37    Subordination of Debt Agreement dated March 12, 1998 between the Registrant and Jennifer P. Barclay.
10.38    Note and Loan and Security Agreement Modification and
         Extension Agreement dated as of April 30, 1998 between
         Carnegie Bank, N.A. and the Registrant.
10.39    Second Addendum dated December 31, 1997 between Upper Mill,
         L.P. and the Registrant to the Lease Agreement between
         William I. Roberts and the Registrant.
27       Financial Data Schedule.

                            BLUE FISH CLOTHING, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................  F-2
BALANCE SHEET...............................................  F-3
STATEMENTS OF OPERATIONS....................................  F-4
STATEMENTS OF STOCKHOLDERS' EQUITY..........................  F-5
STATEMENTS OF CASH FLOWS....................................  F-6
NOTES TO FINANCIAL STATEMENTS...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Blue Fish Clothing, Inc.:

     We have audited the accompanying balance sheet of Blue Fish Clothing, Inc. (a Pennsylvania corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Fish Clothing, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which are continuing in 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Philadelphia, PA
March 12, 1998

                            BLUE FISH CLOTHING, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1997

                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  350,477
  Restricted cash...........................................     116,065
  Certificate of deposit....................................     500,000
  Receivables, net of allowance of $40,000..................   1,180,962
  Inventories, net..........................................   2,944,166
  Other current assets......................................     175,736
                                                              ----------
     Total current assets...................................   5,267,406
Property and equipment, net of accumulated depreciation and
  amortization of $819,575..................................   1,898,489
Other Assets:
  Restricted certificate of deposit.........................     300,000
  Deposits..................................................     254,551
                                                              ----------
     Total assets...........................................  $7,720,446
                                                              ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $  500,000
  Current portion of long-term debt.........................     222,786
  Receivable purchase line of credit........................   1,160,648
  Accounts payable..........................................     808,893
  Accrued expenses..........................................     364,947
                                                              ----------
     Total current liabilities..............................   3,057,274
                                                              ----------
Deferred rent and other non-current liabilities.............     267,553
                                                              ----------
Long-term debt..............................................   1,055,195
                                                              ----------
Commitments and Contingencies (Note 12)
Stockholders' Equity:
  Common stock, $.001 par value, 11,000,000 shares
     authorized, 4,599,200 shares issued and outstanding....       4,599
  Additional paid-in capital................................   3,799,815
  Retained earnings (deficit)...............................    (463,990)
                                                              ----------
     Total stockholders' equity.............................   3,340,424
                                                              ----------
                                                              $7,720,446
                                                              ==========

         The accompanying notes are an integral part of this statement.

                            BLUE FISH CLOTHING, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Sales.......................................................  $11,610,855    $13,838,058
Cost of goods sold..........................................    5,371,707      6,513,563
                                                              -----------    -----------
  Gross margin..............................................    6,239,148      7,324,495
Operating expenses..........................................    6,356,986      7,241,752
                                                              -----------    -----------
  (Loss) income from operations.............................     (117,838)        82,743
Interest expense, net of interest income of $90,062 and
  $65,798...................................................      157,297        227,557
                                                              -----------    -----------
Loss before income taxes....................................     (275,135)      (144,814)
Income tax (benefit) expense................................     (237,995)       237,995
                                                              -----------    -----------
Net loss....................................................  $   (37,140)   $  (382,809)
                                                              ===========    ===========
Net loss per share:
  Basic.....................................................                 $      (.08)
                                                                             ===========
  Diluted...................................................                 $      (.08)
                                                                             ===========
Basic and diluted weighted average shares outstanding.......                   4,599,200
                                                                             ===========
Pro forma data (Note 2) (unaudited):
  Historical loss before income taxes.......................  $  (275,135)
  Pro forma income tax (benefit)............................      (81,990)
                                                              -----------
Pro forma net loss..........................................  $  (193,145)
                                                              ===========
Pro forma net loss per share:
  Basic.....................................................  $      (.04)
                                                              ===========
  Diluted...................................................  $      (.04)
                                                              ===========
Pro forma basic and diluted weighted average shares
  outstanding...............................................    4,300,113
                                                              ===========

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   ADDITIONAL   RETAINED
                                         COMMON     PAID-IN     EARNINGS    TREASURY
                                          STOCK     CAPITAL     (DEFICIT)     STOCK        TOTAL
                                         -------   ----------   ---------   ---------   -----------
Balance, January 1, 1996...............  $ 5,849   $  503,471   $ 711,819   $(230,000)  $   991,139
  Sale of Common stock in initial
     public offering, net of
     expenses..........................      787    3,214,597          --          --     3,215,384
  S corporation distribution...........       --           --    (454,109)         --      (454,109)
  Reclassification of S corporation
     earnings..........................       --      257,710    (257,710)         --            --
  Exercise of Common stock options.....       12       51,988          --          --        52,000
  Net loss.............................       --           --     (37,140)         --       (37,140)
                                         -------   ----------   ---------   ---------   -----------
Balance, December 31, 1996.............    6,648    4,027,766     (37,140)   (230,000)    3,767,274
  S corporation distributions..........       --           --     (44,041)         --       (44,041)
  Retirement of treasury stock.........   (2,049)    (227,951)         --     230,000            --
  Net loss.............................       --           --    (382,809)         --      (382,809)
                                         -------   ----------   ---------   ---------   -----------
Balance, December 31, 1997.............  $ 4,599   $3,799,815   $(463,990)  $      --   $ 3,340,424
                                         =======   ==========   =========   =========   ===========

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Operating Activities:
  Net loss..................................................  $   (37,140)   $  (382,809)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Deferred tax (benefit) expense.........................     (237,997)       237,995
     Provision for deferred rent............................           --         67,553
     Depreciation and amortization..........................      214,776        428,563
     Provision for losses on accounts receivable............       (1,452)        46,231
     Decrease (increase) in assets --
       Accounts receivable..................................      293,361       (701,036)
       Inventories..........................................     (978,729)        61,551
       Other assets.........................................     (220,010)        30,610
     Increase (decrease) in liabilities --
       Accounts payable.....................................      109,115        (40,774)
       Accrued expenses.....................................      105,812        (32,294)
       Accrued bonus........................................     (402,989)            --
                                                              -----------    -----------
          Net cash used in operating activities.............   (1,155,253)      (284,410)
                                                              -----------    -----------
Investing Activities:
  Payments for purchases of property and equipment..........     (425,476)    (1,191,832)
  Purchases of certificates of deposit......................           --       (800,000)
  Deposit on corporate facility.............................           --       (200,000)
                                                              -----------    -----------
          Net cash used in investing activities.............     (425,476)    (2,191,832)
                                                              -----------    -----------
Financing Activities:
  Borrowings on line of credit, net.........................      500,000       (500,000)
  (Decrease) increase in receivable purchase line of credit,
     net....................................................     (406,699)       757,184
  Borrowing on long-term debt...............................      450,000        800,000
  Repayments on long-term debt..............................     (173,766)      (145,519)
  Payments on capital lease obligations.....................      (24,052)       (53,180)
  S corporation distributions paid..........................     (556,266)       (44,041)
  Proceeds from economic development grant..................           --        200,000
  Net proceeds from initial public offering.................    3,461,974             --
  Exercise of employee stock options........................       52,000             --
                                                              -----------    -----------
          Net cash provided by financing activities.........    3,303,191      1,014,444
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents........    1,722,462     (1,461,798)
Cash and cash equivalents, beginning of period..............      205,878      1,928,340
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $ 1,928,340    $   466,542
                                                              ===========    ===========
Cash paid during the period for:
  Interest..................................................  $   244,438    $   293,261
                                                              ===========    ===========
  Income taxes..............................................  $     3,452    $    34,983
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

  Business

     Blue Fish Clothing, Inc. is a designer, manufacturer, wholesaler and retailer of specialty block-printed merchandise sold to upscale department and specialty stores throughout the United States and through five Company-owned specialty stores.

  Going Concern

     As shown in the accompanying financial statements, the Company incurred losses in 1996 and 1997. The Company experienced a reduction in net sales in the first quarter of 1998 as compared to the first quarter of 1997 and expects to report a loss in the first quarter of 1998. In addition, the Company has committed to capital and lease obligations which require funding in 1998 (see
Note 12). The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to attain successful operations. Management is currently seeking equity investments, reorganizing its marketing function, refining its operating structure and has begun negotiations for additional financing so that it can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Management's Use of Estimates

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

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less, amounts due from bankcard sales, restricted cash and amounts in transit from bank for factored receivables to be cash equivalents for the purpose of determining cash flows.

  Marketable Securities

     The Company's investment in certificates of deposit is reported at fair value. Interest earned is recorded in interest expense, net, in the accompanying financial statements.

                            BLUE FISH CLOTHING, INC.

  Accounts Receivable

     Accounts receivable are transferred with recourse to a third party for processing under a business manager receivable purchase line of credit. The Company borrows against these receivables for working capital purposes (see Note
6).

  Preopening Costs

     Costs incurred prior to opening a store are charged to expense over a six-month period after the store commences operations. Preopening costs of approximately $42,587 are included in other current assets at December 31, 1997.

  Advertising Costs

     The Company capitalizes and amortizes the costs associated with direct response advertising over its expected period of future benefit. Direct response advertising consists primarily of seasonal catalogs. The capitalized costs of the advertising are amortized throughout the sales season associated with the catalog. All other advertising costs are expensed as incurred. At December 31, 1997, $19,340 of advertising was recorded in other current assets. Advertising expense was $311,944 and $153,114 in 1996 and 1997, respectively.

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

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method based on the estimated useful lives of the assets as follows:

Automobiles......................  3-5 years
Fixtures and equipment...........  5-7 years
                                   Lesser of useful life or lease
Leasehold improvements...........  term

     Repair and maintenance costs are charged to operations, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts, and any gains or losses are reflected in operations.

  Long-lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of long-lived assets using several factors in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows.

  Accrued Expenses

     Accrued expenses include payroll and related costs of $210,627 as of December 31, 1997.

  Income Taxes

     Effective January 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109 ("SFAS") No. 109, "Accounting for Income Taxes." The effect of this statement is to take principally a balance sheet approach to providing deferred income taxes. Deferred tax balances will be

                            BLUE FISH CLOTHING, INC.

adjusted through the income statement to reflect the current year estimate of future tax payments. In May 1996, the Company elected to terminate its S Corporation status and become a C Corporation. A deferred tax asset of approximately $174,000 was recorded by the Company in May 1996, to record the future tax benefits that will accrue to the C Corporation for tax differences that existed at the date of the C Corporation election.

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

  Major Customers and Concentration of Credit Risk

     The Company has one significant customer that accounted for 10.4% and 15.1% of net sales for the years ended December 31, 1996 and 1997, respectively. This same customer accounted for 10.8% of net accounts receivable at December 31, 1997.

     The Company manufactures and retails specialty block-printed merchandise and accessories, and has five specialty stores located in Frenchtown, New Jersey; Santa Fe, New Mexico; Soho, New York; Westport, Connecticut, and Austin, Texas. In addition, the Company sells manufactured merchandise to other retailers. The Company grants credit to substantially all of its wholesale customers, the majority of whom are in the apparel industry.

  Net Income (Loss) Per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common stock were exercised or converted into Common stock or resulted in the issuance of Common stock that would then share in the earnings of the entity.

     Due to the Company's net loss position in 1996 and 1997, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share and, as a result, diluted EPS was equivalent to basic EPS for those years.

     Pro forma net (loss) per share was calculated by dividing pro forma net
(loss) by the weighted average number of shares of Common stock outstanding for the respective period. On February 3, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 which requires registrants to restate earnings per share in conformity with SFAS No. 128 and SAB No. 98. This restatement of 1996 pro forma net loss per share had an immaterial impact.

  Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15,

                            BLUE FISH CLOTHING, INC.

1997. Management is evaluating the effect that SFAS No. 131 will have on its financial statement presentation.

     On March 4, 1998, Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued which requires capitalization of certain costs related to the development of software for internal use. This SOP must be adopted for fiscal years beginning after December 15, 1998. The Company intends to adopt this SOP on January 1, 1999.

3.  PUBLIC OFFERING AND PRO FORMA INFORMATION:

     On May 15, 1996, the Company sold 787,200 shares of Common stock in a public offering at a price of $5 per share. The offering was registered under the Securities Act of 1933. Net proceeds to the Company, after deducting offering expenses, were approximately $3,215,000. Upon the closing of the offering, offering costs deferred prior to the offering were reclassified to stockholders' equity and the Company converted to C Corporation status and recorded deferred income tax assets of $174,000 (see Note 11). All S Corporation earnings were reclassified to additional paid-in capital.

     See Notes 2 and 11 for pro forma income statement data relating to earnings per share and income taxes for 1996.

4.  INVENTORIES:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
Raw materials...........................................   $  296,700
Work-in-process.........................................      810,737
Finished goods, net.....................................    1,836,729
                                                           ----------
                                                           $2,944,166
                                                           ==========

5.  PROPERTY AND EQUIPMENT:

     Property and equipment is made up of the following at December 31, 1997:

Automobiles..............................................  $   58,303
Fixtures and equipment...................................   1,885,151
Leasehold improvements...................................     774,610
                                                           ----------
                                                            2,718,064
Less -- Accumulated depreciation and amortization........     819,575
                                                           ----------
     Net property and equipment..........................  $1,898,489
                                                           ==========

     Depreciation and amortization expense was $180,776 and $371,896 for the years ended December 31, 1996 and 1997, respectively.

6.  FACTORING AND FINANCING AGREEMENTS:

     During 1997, the Company utilized a business manager receivable purchase line of credit agreement with a bank which permitted borrowings against receivables of up to $1.5 million. This line has been extended through March 1999, however can be terminated by either party upon notice, as defined.

     Borrowings are collateralized by a stockholder guarantee and a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. Borrowings under this agreement, the line of credit (see Note 7) and the note payable to a bank (see Note 8) contain cross-default and cross-collateralization

                            BLUE FISH CLOTHING, INC.

provisions. The Company can borrow up to 90% of these receivables. This amount can be adjusted at the discretion of the bank. The remainder is held in escrow until collected. Restricted cash of $116,065 was held in escrow at December 31, 1997. Interest was charged at 1.75% of all receivables assigned to the bank for collection. This amount was reduced to 1.5% in January 1997. Interest expense under these agreements was $116,681 and $130,513 during 1996 and 1997, respectively. The Company is responsible to reimburse the bank for all uncollectible accounts previously assigned to the bank for collection. The accounts receivable assigned to the bank for collection and amounts borrowed from the bank are included in accounts receivable and receivable purchase line of credit, respectively, until collected by the bank.

7.  LINE OF CREDIT:

     In February 1995, the Company entered into an agreement with a bank for a $500,000 line of credit. In February 1996, the Company entered into a new $1 million revolving line of credit with the bank for the purchase of inventory. Borrowings are limited to 50% of finished goods plus 25% of work in process inventory. On June 27, 1997, the Company paid $500,000 and modified the note reducing the outstanding principal balance to $500,000. Borrowings on this facility bear interest at prime plus .75% (9.25% at December 31, 1997). Interest is payable monthly and the principal is payable on demand or in full on April 30, 1998, if no demand has been made.

     At December 31, 1997, $500,000 was outstanding under this line and interest expense under these lines of $62,239 and $73,166 was incurred during 1996 and 1997, respectively. The weighted average interest rate was 9.18%, and 9.17% in 1996 and 1997, respectively. See Note 6 for guarantee, collateral and cross-default and cross-collateralization provisions also applicable to this line of credit.

     Subsequent to year end, the revolving note was increased to $1,000,000 and the term was extended to April 30, 1999. As of March 12, 1998, the Company can borrow up to $1,000,000 based on the above borrowing base of which $500,000 was outstanding. The Company is continuing to hold discussions with the bank regarding the terms and conditions under which the remaining availability under the line could be borrowed.

8.  LONG-TERM DEBT:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
Note payable to a bank..................................   $  800,000
Note payable to a current stockholder of the Company....      345,000
Obligations under capital leases........................       99,356
Other...................................................       33,625
                                                           ----------
                                                            1,277,981
Less -- Current portion.................................      222,786
                                                           ----------
Long-term debt, net of current portion..................   $1,055,195
                                                           ==========

     On June 25, 1997, the Company obtained a $800,000 note payable to a bank. Interest is payable monthly beginning July 25, 1997 and is calculated on the unpaid principal balance at an interest rate of two percentage points over the index. The index represents the one year certificate of deposit yield (7.9% at December 31, 1997). Four principal payments of $50,000 are due in annual installments commencing June 25, 1998 and one principal payment of $600,000 is due on June 25, 2002. This note is secured by a $300,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal stockholder. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. See Note 6 for cross default and cross collateralization provisions associated with the factoring agreement.

                            BLUE FISH CLOTHING, INC.

     In January 1996, the Company's majority stockholder withdrew $450,000 of the taxed but undistributed S Corporation earnings. The stockholder loaned these funds back to the Company on an unsecured basis. The Company borrowed these funds from the stockholder and issued a promissory note in the amount of $450,000 and bearing interest at 7%. Interest is payable monthly, and the principal is due on demand subject to certain limitations, as defined, including limiting payment to $100,000 in any 12-month period.

     The Company has entered into capital leases for various pieces of equipment that expire in 1999, with aggregate monthly payments of $6,070 at December 31, 1997. The capitalized costs of $206,780 are included in fixtures and equipment with accumulated amortization of $118,917 at December 31, 1997. The present value of the minimum lease payments is as follows:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
Total minimum lease payments............................    $111,633
Less -- Amount representing interest....................     (12,277)
                                                            --------
     Present value of net minimum lease payments........    $ 99,356
                                                            ========

     Maturities as of December 31, 1997, are as follows:

                                                LONG-TERM     CAPITAL
                                                   DEBT       LEASES
                                                ----------    -------
1998..........................................  $  163,911    $58,875
1999..........................................     161,373     40,481
2000..........................................     203,341         --
2001..........................................      50,000         --
2002..........................................     600,000         --
                                                ----------    -------
                                                $1,178,625    $99,356
                                                ==========    =======

     In 1996, the Company entered into a capital lease obligation for $125,469. This non-cash transaction is reflected in the Company's financial statements.

9.  STOCKHOLDERS' EQUITY:

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

10.  SAVINGS PLAN AND STOCK OPTIONS PLAN:

     In March 1995, the Company established the Blue Fish 401(k) Savings and Investment Plan. All employees who have attained age 21 and completed 1,000 hours of service in a plan year are eligible to participate. Employees can contribute up to 10% of their compensation subject to certain limitations. Employer contributions are discretionary. During 1996 and 1997, the Company accrued $45,667 and $42,419 as estimated contributions.

                            BLUE FISH CLOTHING, INC.

     In September 1995, the Company adopted the Blue Fish Clothing, Inc. 1995 Stock Option Plan. A total of 570,000 shares of Common stock have been reserved for issuance to the Company's employees, officers, directors (who are employees) and consultants. Qualified and nonqualified stock options will be granted at the discretion of the Compensation Committee (subject to certain plan limitations) at exercise prices at least equal to the fair market value of the Common stock for qualified incentive stock options. The Company issued options to purchase 209,000 shares of Common stock to certain officers and key employees during 1995. During 1996 and 1997, the Company issued options to purchase 26,300 and 40,000 shares, respectively, of Common stock to employees and consultants. Employee's options vest 20% upon grant and 20% per year thereafter and are exercisable for nine years. Consultant options vest on January 1, 1997 and January 1, 1998 and are exercisable for 5 years.

Information with respect to the 1995 Stock Option Plan is as follows:

                                                                       AGGREGATE    OPTION PRICE
                                                            SHARES       PRICE       PER SHARE
                                                            -------    ---------    ------------
Outstanding, January 1, 1996..............................  209,000    $ 876,000     $4.00-5.00
  Granted.................................................   26,300      187,100      7.00-7.25
  Exercised...............................................  (12,000)     (52,000)     4.00-5.00
  Canceled................................................  (42,000)    (184,000)     4.00-5.00
                                                            -------    ---------
Outstanding, December 31, 1996............................  181,300      827,100      4.00-7.25
  Granted.................................................   40,000      178,750      3.75-4.75
  Exercised...............................................       --           --             --
  Canceled................................................  (20,000)    (100,000)          5.00
                                                            -------    ---------
Outstanding, December 31, 1997............................  201,300    $ 905,850      3.75-7.25
                                                            =======    =========

     At December 31, 1997, there were 356,700 options available for future grant under the 1995 Stock Option Plan. In addition, there were 100,720 exercisable options at prices ranging from $3.75 to $7.25 per share. The aggregate exercise price of these options was $443,290. The weighted average remaining contractual life of these options is approximately 7 years.

     In September 1995, the Company adopted the Blue Fish Clothing, Inc. 1995 Non-Employee Directors' Stock Option Plan. A total of 75,000 shares of Common stock have been reserved for issuance to directors who are not employees of the Company. Non-employee directors will receive non-qualified stock options to purchase an amount of shares equal to $7,500 at the then fair market value on January 1 of each year commencing January 1, 1996, and options to purchase shares equal to $2,500 at the then prevailing fair market value for each committee on which they serve. On January 1, 1996 and 1997, the Company granted options to purchase 2,500 shares and 2,700, respectively, to each of the nonemployee directors at $5.00 and $4.63, respectively, per share. The options were fully vested on date of grant. No options have been exercised through December 31, 1997.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options granted to employees and directors. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. If compensation cost for these plans had been determined under

                            BLUE FISH CLOTHING, INC.

SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss per share for 1996 and net loss per share for 1997 would have been increased to the following pro forma amounts:

                                                 1996         1997
                                               ---------    ---------
Net loss -- as reported......................  $(193,145)   $(382,809)
Net loss -- as adjusted......................   (295,670)    (520,256)
Basic and diluted net loss per share --
  as reported................................       (.04)        (.08)
Basic and diluted net loss per share --
  as adjusted................................       (.07)        (.11)

     The fair value of the options were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.6% and 6.8%; no dividend yield for both years; expected volatility of 52% for both years; and a weighted average expected life of the options of 7 years.

     Because the accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

11.  INCOME TAXES:

     For informational purposes, the accompanying statements of operations for the year ended December 31, 1996, include an unaudited pro forma adjustment for the income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective period.

     Income tax (benefit) expense for the years ended December 31, 1996 and 1997 is comprised of the following:

                                                   1996
                                                 PRO FORMA      1997
                                                 ---------    --------
Current (benefit) expense......................  $     --     $     --
Deferred (benefit) expense.....................   (81,990)     237,995
                                                 --------     --------
                                                 $(81,990)    $237,995
                                                 ========     ========

     The reconciliation of the statutory federal rate to the Company's effective income tax rate on the loss for the year ended December 31, 1996 and 1997 is as follows:

                                              PRO FORMA
                                              YEAR ENDED      YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,
                                                 1996            1997
                                             ------------    ------------
Federal statutory tax rate.................     (34.0)%         (34.0)%
State tax benefit, net of Federal tax......      (5.1)           (4.5)
Other, predominantly nondeductible travel
  and entertainment........................       4.2             7.8
Valuation allowance........................       5.1           195.0
                                                -----           -----
(Benefit) expense..........................     (29.8)%         164.3%
                                                =====           =====

                            BLUE FISH CLOTHING, INC.

     The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1997 are as follows:

Deferred tax assets:
  Net operating loss carryforwards.......................  $ 395,525
  Accruals and reserves not currently deductible for
     tax.................................................     55,460
  Valuation allowance....................................   (329,786)
                                                           ---------
                                                             121,199
Deferred tax liabilities:
  Depreciation...........................................   (106,719)
  Other deferred tax liabilities.........................    (14,480)
                                                           ---------
                                                           $      --
                                                           =========

     Due to recurring losses, the realization of the deferred tax asset is uncertain. Therefore, the Company has provided a full valuation allowance. The Federal net operating loss carryforward begins to expire in 2011.

12.  COMMITMENTS AND CONTINGENCIES:

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

     In 1997, the lease was amended and obligates the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. A deposit of $200,000 was required which will be applied to the purchase price of the property. This was funded through receipt of an economic development grant and has been included in other non-current liabilities on the accompanying balance sheet until all obligations related to the grant have been achieved. In addition, the Company is obligated to make payments of approximately $340,000 related primarily to building improvements at this site. The lease will be accounted for as a capital lease upon commencement.

     Rental expense, including certain maintenance expenditures, was $395,151 and $696,830 for the years ended December 31, 1996 and 1997, respectively. Future minimum rental payments due under noncancelable operating leases (excluding the new Corporate facility) are as follows:

1998.....................................................  $  742,477
1999.....................................................     623,221
2000.....................................................     488,705
2001.....................................................     368,702
2002.....................................................     322,090
Thereafter...............................................   1,397,102
                                                           ----------
          Total minimum lease payments...................  $3,942,297
                                                           ==========

     In addition to the above commitment, one store location is currently operating under a month-to-month lease.

                            BLUE FISH CLOTHING, INC.

  Employment Agreement and Covenant Not to Compete

     Effective January 1, 1994, the Company entered into a three-year employment agreement and covenant not to compete with an officer that provides for annual compensation of $105,000 per year plus a 3% annual bonus based on Company net after tax profits (as defined) plus an additional 1% bonus that is calculated annually and due in five annual installments beginning January 1, 1999. On March 1, 1998, the officer resigned effective March 27, 1998. Salary and benefits will continue for 6 months and a bonus will be available based on Company performance for a period of 1998.

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

13.  RELATED-PARTY TRANSACTIONS:

     The Company leases one of its store locations from the father of the principal stockholder under a ten-year operating lease for approximately $35,000 per year. The Company also leases additional office space from this individual on a month-to-month basis for approximately $11,000 per year.