Form 10QSB
period 1998-03-31
BLUE FISH CLOTHING INC
filed 1998-05-20
CIK 1001594

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                                       N/A
                                       ---
             (Former Name, Former Address and Former Fiscal Year if
                           Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__             NO_____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 19, 1998, 4,599,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.


 Transitional Small Business Disclosure Format (check one): YES____  NO__X__

                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1997 and March 31, 1998                3

        Statements of Operations - For the Three Months Ended                4
                March 31, 1997 and March 31, 1998

        Statements of Cash Flows - For the Three Months Ended                5
                March 31, 1997 and March 31, 1998

        Notes to Financial Statements                                        6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                              9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              14

     ITEM 2.  CHANGES IN SECURITIES                                          14

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                  14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                    14
                     HOLDERS

     ITEM 5.  OTHER INFORMATION                                              14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               14

     SIGNATURES                                                              15


                                         Blue Fish Clothing, Inc.
                                              BALANCE SHEETS
                                                (unaudited)

                                                                      December 31,             March 31,
     ASSETS                                                               1997                    1998
                                                                     ---------------        ----------------

CURRENT ASSETS
     Cash and cash equivalents                                            $ 350,477               $ 127,321
     Restricted cash                                                        116,065                  82,388
     Certificate of deposit                                                 500,000                       -
     Receivables, net of allowance of                                     1,180,962                 819,491
          $40,000 and $25,229
     Inventories, net                                                     2,944,166               3,378,605
     Other current assets                                                   175,736                 141,751
               Total current assets                                       5,267,406               4,549,556

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated                           1,898,489               1,826,748
          depreciation of $819,575 and $958,517

OTHER ASSETS:
     Restricted certificate of deposit                                      300,000                 300,000
     Security deposits                                                      254,551                 254,551
                                                                        $ 7,720,446             $ 6,930,855
                                                                     ===============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
     Line of credit                                                       $ 500,000               $ 500,000
     Current portion of long-term debt                                      222,786                 219,350
     Receivable purchase line of credit                                   1,160,648                 823,881
     Accounts payable                                                       808,893               1,121,915
     Accrued expenses                                                       364,947                 511,389
               Total current liabilities                                  3,057,274               3,176,535

DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES                             267,553                 264,421

LONG-TERM DEBT                                                            1,055,195               1,040,379

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 11,000,000
          shares authorized, 4,599,200 shares
          issued and outstanding                                              4,599                   4,599
     Additional paid-in capital                                           3,799,815               3,799,815
     Retained (deficit)                                                    (463,990)             (1,354,894)
               Total stockholders' equity                                 3,340,424               2,449,520

                                                                        $ 7,720,446             $ 6,930,855
                                                                     ===============        ================

        The accompanying notes are an integral part of these statements.





                                  Blue Fish Clothing, Inc.
                                  STATEMENTS OF OPERATIONS
                                         (unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                 1997               1998


SALES                                                           $ 3,442,855        $ 2,337,299
COST OF GOODS SOLD                                                1,600,926          1,183,937
          Gross margin                                            1,841,929          1,153,362


OPERATING EXPENSES                                                1,710,757          1,993,953


          Income (loss) from operations                             131,172           (840,591)


INTEREST EXPENSE, NET                                                61,895             50,313


INCOME (LOSS) BEFORE INCOME TAXES                                    69,277           (890,904)


INCOME TAX  EXPENSE                                                  32,283             ____-__

NET INCOME (LOSS)                                                  $ 36,994         $ (890,904)
                                                            ================   ================

Net income (loss) per share:
       Basic                                                         $ 0.01            $ (0.19)
                                                            ================   ================
       Diluted                                                       $ 0.01            $ (0.19)
                                                            ================   ================

Weighted Average Shares Outstanding:
       Basic                                                      4,599,200          4,599,200
                                                            ================   ================
       Diluted                                                    4,641,674          4,599,200
                                                            ================   ================




        The accompanying notes are an integral part of these statements.




                                          BLUE FISH CLOTHING, INC.
                                          STATEMENTS OF CASH FLOW
                                                (unaudited)

                                                                         Three Months Ended March 31,
                                                                  -------------------------------------------
                                                                           1997                       1998
OPERATING ACTIVITIES:
      Net income (loss)                                                  $ 36,994                 $ (890,904)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities -
          Provision for deferred rent                                      32,011                     (3,132)
          Depreciation and amortization                                    84,683                    138,942
          Provision for losses on accounts receivable                      12,501                      9,842
          (Increase) decrease in assets -
             Accounts receivable                                         (705,352)                   351,629
             Inventory                                                      5,156                   (434,439)
             Other assets                                                (126,383)                    33,985

          Increase (decrease) in liabilities -
             Accounts payable                                              75,964                    313,022
             Accrued expenses                                             (54,389)                   146,442
                Net cash used in operating activities                    (638,815)                  (334,613)

INVESTING ACTIVITIES:
     Payments for purchases of property and equipment                    (420,440)                   (67,201)
     Proceeds from certificate of deposit                                      -                     500,000
                 Net cash (used in) provided by investing activities     (420,440)                   432,799
FINANCING ACTIVITIES:
     Receivable purchase line of credit, net                              704,519                   (336,767)
     Repayments on long-term debt                                         (43,356)                    (2,479)
     Payments on capital lease obligations                                (17,091)                   (15,773)
     S corporation distributions paid                                     (22,531)                        -
                 Net cash provided by (used in) financing activities      621,541                   (355,019)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (437,714)                  (256,833)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                1,928,340                    466,542

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                    $ 1,490,626                  $ 209,709
                                                                  ================            ===============
CASH PAID DURING THE PERIOD FOR:
     Interest                                                            $ 61,509                   $ 52,263
                                                                  ================            ===============
     Taxes                                                               $ 29,575                    $ 2,500
                                                                  ================            ===============

        The accompanying notes are an integral part of these statements.

                                        5



                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING MARCH 31, 1998


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Blue Fish Clothing, Inc.'s (the "Company") annual report on Form 10-KSB, for additional disclosures including a summary of the Company's accounting policies and a discussion of the Company's ability to continue as a going concern.

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months ended March 31, 1998 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

The Company incurred losses in 1996, 1997 and the first quarter of 1998. The net sales in the first quarter of 1998 declined $1,105,556 as compared to the first quarter of 1997. In addition, the Company has committed to capital and lease obligations which require funding in 1998 (see Note 5). The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to comply with the terms of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to attain successful operations. Management is currently seeking equity investments, refining its operating structure, reorganizing its marketing function and has begun negotiations for additional financing so that it can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:

Inventories
The components of inventory as presented are as follows:

                                       December 31,               March 31,
                                           1997                    1998
                                        -----------            ------------
         Raw materials                 $    296,700           $     400,633
         Work-in-process                    810,737                 543,217
         Finished goods, net              1,836,729               2,434,755
                                        -----------            ------------
                                       $  2,944,166            $  3,378,605
                                        ===========            ============

Major Customers and Concentration of Credit Risk
The Company has one significant customer that accounted for 18.0% and 13.9% of total sales for the three months ended March 31, 1997 and March 31, 1998, respectively. This same customer accounted for 10.8% and 7.2% of net accounts receivable at December 31, 1997 and March 31, 1998, respectively.

NOTE 3 - INCOME TAXES:

Due to recurring losses, the Company has provided a full valuation for the tax benefit associated with the 1998 loss.

NOTE 4 - FINANCING ARRANGEMENTS

On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000 and the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. This minimum deposit amount was spent for working capital needs during the first quarter of 1998.

At December 31, 1997, the Company had a line of credit of $500,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. In March 1998, the line was increased to $1,000,000 subject to borrowing limits based on inventory and extended to April 1999. These additional funds were borrowed on April 10, 1998. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.5% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. In March 1998, the receivable purchase line of credit was renewed and extended through March 1999, however, this line can be terminated by either party upon notice, as defined.

Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. Borrowings under the receivable purchase line, the line of credit, and the note payable to a bank contain cross-default and cross-collateralization provisions.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases
In December 1996, the Company entered into a lease for a new Corporate facility. The lease is currently scheduled to commence in June 1998. It is estimated that the building will be available for occupancy in August 1998. Minimum lease payments are due monthly and begin at $267,120 per year and increase 3% per year throughout the term plus a common area maintenance charge at the greater of $15,000 or 5% of base rent.

In 1997, the lease was amended and obligates the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. A deposit of $200,000 was required which will be applied to the purchase price of the property. This was funded through receipt of an economic development grant and has been included in other non-current liabilities on the accompanying balance sheet until all obligations related to the grant have been achieved. In addition, the Company is obligated to make payments of approximately $340,000 related primarily to building improvements at this site of which $50,000 was paid as of March 31, 1998. The lease will be accounted for as a capital lease upon commencement. The Company is currently in the process of renegotiating this lease; no assurance, however, can be given as to the eventual outcome.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date is June 30, 1998, and the Company's lease for the premises expires that same date. The Company entered into this agreement to ensure that production continues uninterrupted because it is not clear that the Company will be able to occupy its new Corporate facility when the lease for its current facility expires June 30, 1998.

Severance Obligations
The Company recorded a charge in the first quarter of 1998 for severance to be paid out to former employees of approximately $123,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 ("1998 PERIOD") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("1997 ERIOD")

SALES. The Company's sales decreased by $1,105,556 or 32.1% to $2,337,299 in the 1998 period as compared to the 1997 period. The Company's wholesale sales decreased by 50.0% from $2,605,495 in the 1997 period to $1,302,167 in the 1998 period, its retail sales increased by 7.8% from $741,076 in the 1997 period to $799,241 in the 1998 period and craft fair sales increased by 145.0% from $96,284 in the 1997 period to $235,891 in the 1998 period. The Company attributes the wholesale sales decrease during the 1998 period primarily to the decreased sales of the Spring 1998 line. The Company began requiring customers to buy the Spring line in prepack assortments and modified its grading structure. These changes were not received well by the customers. Boutique sales declined by 25.2% and department store sales declined by 51.5%. The retail sales increase was primarily due to stores which opened in March 1997 and October 1997 generating sales during the 1998 period partially offset by a same store sales decrease of 25.4%. Same store sales decreased primarily due to increased customer returns and a grading problem for larger size customers who did not purchase goods in the period. Craft sales increased due to additional craft shows being scheduled to sell prior season inventory as well as increased revenues at existing venues.

GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 4.2 percentage points from 53.5% in the 1997 period to 49.3% in the 1998 period. This decrease was primarily due to the writedown of inventory in the period and increased markdowns taken at the Company's retail stores.

OPERATING EXPENSES. The Company's operating expenses increased by $283,196 or 16.6% from $1,710,757 in the 1997 period to $1,993,954 in the 1998 period. The increase in operating expenses in the 1998 period was primarily due to expenses of two new retail stores which did not exist in the 1997 period, depreciation and advertising expenses and the recording of severance charges (See Note 5 in Notes to Financial Statements). See Liquidity and Capital Resources for management actions in response to the increased operating expenses.

INTEREST EXPENSE, NET. The Company's interest expense, net, decreased by $11,582 or 18.7% from $61,895 in the 1997 period to $50,313 in the 1998 period. Interest expense decreased by $20,128 primarily due to a decrease in assigned wholesale credit receivables as a result of decreased wholesale sales partially offset by increased borrowings for the Company's working capital needs. Interest income decreased by $8,546 as a result of spending a portion of the Company's initial investment of approximately $3.9 million of cash raised from the initial public offering which was held in intrest bearing instruments in 1996.

PRE-TAX INCOME (LOSS). As a result of the foregoing, income before income tax provision decreased $960,181 from $69,277 of pre-tax income in the 1997 period to a pre-tax loss of $890,904 in the 1998 period.

INCOME TAX (BENEFIT) PROVISION. Due to recurring losses, the tax benefit of the net loss has been fully reserved in the 1998 period. During the 1997 period the effective tax rate was 48.5% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $209,709 in cash and cash equivalents (of which $82,388 was restricted) a receivable purchase line of credit for up to $1,500,000 (with $823,881 outstanding and in transit) and a demand bank line of credit for up to $1,000,000 (with a $500,000 outstanding balance), an $800,000 note payable to a bank (with an $800,000 outstanding balance) which requires a $300,000 certificate of deposit as security, and a $345,000 loan from a shareholder. At March 31, 1998, the Company had working capital of $1,373,021, reflecting a decrease in working capital of $837,111 from $2,210,132 on December 31, 1997. Working capital is defined as current assets less current liabilities.

Net cash used in operations was ($334,613) during the three months ended March 31, 1998, consisting primarily of a decrease in accounts receivable of $351,629 and an increase in accounts payable of $313,022, partially offset by net loss before depreciation and amortization of $751,962 and an increase in inventory of $434,439. The decrease in accounts receivable and increase in inventory are primarily due to lower wholesale sales. Net cash used in operating activities during the same period for 1997 was ($638,815), which consisted primarily of increases in accounts receivable of $705,352 and other assets of $126,383 partially offset by net income before depreciation and amortization of $121,677.

Net cash provided by investing activities in the 1998 period was $432,799 consisting of proceeds from a certificate of deposit of $500,000, partially offset by capital expenditures. Net cash used in investing activities in the 1997 period was ($420,440) which consisted of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, and the ongoing implementation of the Company's Management Information System.

Net cash used in financing activities in the 1998 period was ($355,019), consisting primarily of a decrease in the Company's receivable purchase line of credit of $336,767. Net cash provided by financing activities in the 1997 period was $621,541, which consisted primarily of an increase in the Company's receivable purchase line of credit of $704,519.

On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. This minimum deposit amount was spent for working capital needs during the first quarter of 1998.

At December 31, 1997, the Company had a line of credit of $500,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. In March 1998, the line was increased to $1,000,000 subject to borrowing limits based on inventory and extended to April 1999. These additional funds were borrowed on April 10, 1998. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.5% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. In March 1998, the receivable purchase line of credit was renewed and extended through March 1999, however, this line can be terminated by either party upon notice, as defined.

Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. Borrowings under the receivable purchase line, the line of credit, and the note payable to a bank contain cross-default and cross-collateralization provisions.

In December 1996, the Company entered into a lease agreement for a new corporate headquarters and production facility in Palmer Township, Pennsylvania, commencing in June 1998 at an annual rent of approximately $267,000 during the first year, $275,000 during the second year, with a three percent (3%) escalator per year thereafter, plus taxes and operating expenses. This rent, plus anticipated moving expenses, constitutes a significant increase over the Company's current occupancy cost. In addition, the Company has committed to pay approximately $340,000 related to building improvements at this site during 1998. If the Company is unable to generate sufficient funds from operations to finance these additional costs, the Company will require additional debt or equity financing. In addition, the lease agreement, as amended, provides that the Company must purchase the leased premises plus adjoining space and a building comprising a total of approximately 96,000 square feet and 7.5 acres of land during the sixth year after the Company takes possession of the leased premises for $3,800,000. The Company plans to pursue mortgage financing for this purchase. The Company is currently in the process of renegotiating this lease; no assurance, however, can be given as to the eventual outcome.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date is June 30, 1998, and the Company's lease for the premises expires that same date. The Company entered into this agreement to ensure that production continues uninterrupted because it is not clear that the Company will be able to occupy its new Corporate facility when the lease for its current facility expires June 30, 1998.

GOING CONCERN
During the first quarter of 1998, the Company experienced diminishing cash flow, due primarily to a significant drop in wholesale sales. The Company experienced a reduction in net sales in the first quarter of 1998 as compared to the first quarter of 1997 and expects to report a loss in 1998. In response, the Company has undertaken cost reductions, including personnel, and is negotiating with its existing lender and potential lender(s) for an increased debt facility. No assurance can be given that the Company will be successful in securing this increased debt facility. In their report on the Company's financial statements for the year ended December 31, 1997, the Company's independent public accountants have included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern, unless the Company is able to secure additional financing to meet its obligations on a timely basis and to increase sales. Management intends to continue to make cost reductions where possible and to initiate various management actions to address the sales shortfall, as well as to pursue aggressively additional sources of financing and evaluate ways to sell excess inventory. No assurance can be given that these management actions will be successful.

In the month of April 1998, the Company generated revenues totaling approximately $1,050,000 in part due to the sale of non-current inventory at its own retail stores at reduced margins. The Company plans to pursue different avenues to sell existing non-current inventory in order to generate additional cash. The Company anticipates a significant decline in wholesale sales in the second quarter of 1998 during its Summer selling season and reduced margins throughout 1998 as cash flow is generated through the sale of excess merchandise. No assurance can be given that the Company will be successful in this non-current inventory sales effort, or in otherwise addressing the Company's cash flow deficiencies.

FORWARD LOOKING INFORMATION
THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "LIQUIDITY AND CAPITAL RESOURCES." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) UNCERTAIN FUTURE SALES GROWTH AND OPERATING RESULTS; (2) COMPETITION; (3) SEASONALITY; (4) DEPENDENCE ON FOUNDER AND EXECUTIVE OFFICERS; (5) RELIANCE ON AND POSSIBLE LIMITED APPEAL OF THE "BLUE FISH CONCEPT"; (6) SENSITIVITY OF APPAREL DESIGN; (7) SIGNIFICANT WHOLESALE CUSTOMERS; AND (8) FUTURE CAPITAL NEEDS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

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

         Not applicable


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS
         10.40 Agreement of Sale dated as of April 16, 1998 by and among Richard D. Krause, William P. Krause and the Registrant for the premises at 3 Sixth Street, Frenchtown, New Jersey.

         27          Financial Data Schedule

    (b)  REPORTS ON FORM 8-K
         On March 27, 1998, the Company announced that Marc Wallach, President, Chief Executive Officer and a Director of the Company had resigned to pursue other interests and that Jeffrey L. Haims had been appointed as Acting Chief Executive Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on May 20, 1998.


                                              BLUE FISH CLOTHING, INC.
                                              (Registrant)





DATE: May 20, 1998                            /s/ Jeffrey L. Haims
                                              --------------------
                                              Jeffrey L. Haims
                                              Acting Chief Executive Officer





DATE: May 20, 1998                            /s/ Richard E. Swarttz
                                              ----------------------
                                              Richard E. Swarttz
                                              Chief Financial Officer and
                                              Treasurer