Form 10QSB
period 1998-06-30
BLUE FISH CLOTHING INC
filed 1998-08-19
CIK 1001594

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

Commission File Number:  1-14078

                            BLUE FISH CLOTHING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Pennsylvania                                       22-2781253
-------------------------------                         -------------------
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

                                       N/A
                                      -----
   (Former Name, Former Address and Former Fiscal Year if Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X               NO
                             ---------              ---------

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 18, 1998, 4,719,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES       NO   X
                                                              ------    ------

                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1997 and June 30, 1998                                     3

        Statements of Operations - For the Three and Six Months Ended                            4
                June 30, 1997 and June 30, 1998

        Statements of Cash Flows - For the Six Months Ended 5 June 30, 1997 and
             June 30, 1998

        Notes to Financial Statements                                                            6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                                  9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                                  16

     ITEM 2.  CHANGES IN SECURITIES                                                              16

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                                      16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                        17
                     HOLDERS

     ITEM 5.  OTHER INFORMATION                                                                  17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   17

     SIGNATURES                                                                                  18


                            BLUE FISH CLOTHING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,                 June 30,
     ASSETS                                                                      1997                       1998
     ------                                                               -----------------          -----------------

CURRENT ASSETS
      Cash and cash equivalents                                                   $ 350,477                  $ 190,438
      Restricted cash                                                               116,065                     65,007
      Certificate of deposit                                                        500,000                          -
      Receivables, net of allowance of                                            1,180,962                    630,693
           $40,000 and $46,453
      Inventories, net                                                            2,944,166                  3,022,723
      Other current assets                                                          175,736                    113,656
                                                                                    --------                   -------
                Total current assets                                              5,267,406                  4,022,517

PROPERTY AND EQUIPMENT
      Property and equipment, net of accumulated                                  1,898,489                  1,658,012
           depreciation of $819,575 and $1,079,618

OTHER ASSETS:
      Restricted certificate of deposit                                             300,000                    300,000
      Security deposits                                                             254,551                    100,875
                                                                                    --------                   -------
                                                                                $ 7,720,446                $ 6,081,404
                                                                                ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
      Line of credit                                                              $ 500,000                $ 1,000,000
      Current portion of long-term debt                                             222,786                    215,490
      Receivable purchase line of credit                                          1,160,648                    650,074
      Accounts payable                                                              808,893                  1,176,817
      Accrued expenses                                                              364,947                    692,107
                                                                                    --------                   -------
                Total current liabilities                                         3,057,274                  3,734,488
                                                                                  ----------                 ---------

DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES                                     267,553                     75,466
                                                                                    --------                    ------

LONG-TERM DEBT                                                                    1,055,195                    975,623
                                                                                  ----------                   -------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 11,000,000
           shares authorized, 4,599,200
           shares issued and outstanding                                              4,599                      4,599
      Additional paid-in capital                                                  3,799,815                  3,799,815
      Retained (deficit)                                                           (463,990)                (2,508,587)
                                                                                   ---------                -----------
                Total stockholders' equity                                        3,340,424                  1,295,827
                                                                                  ----------                 ---------

                                                                                $ 7,720,446                $ 6,081,404
                                                                           =================          =================

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                     ------------------------------       --------------------------------
                                                         1997            1998                  1997             1998
                                                         ----            ----                  ----             ----
SALES                                                  $3,900,007      $ 3,107,151           $ 7,342,862      $ 5,444,450
COST OF GOODS SOLD                                      1,815,114        1,824,572             3,416,040        3,008,509
                                                        ----------       ----------            ----------       ---------
          Gross margin                                  2,084,893        1,282,579             3,926,822        2,435,941

UNUSUAL ITEMS                                                   -          302,000                     -          425,000

OPERATING EXPENSES                                      1,913,668        2,072,376             3,624,425        3,943,329
                                                        ----------       ----------            ----------       ---------


          Income (loss) from operations                   171,225       (1,091,797)              302,397       (1,932,388)


INTEREST EXPENSE, NET                                      49,774           61,897               111,669          112,209
                                                           -------          -------              --------         -------


INCOME (LOSS) BEFORE INCOME TAXES                         121,451       (1,153,694)              190,728       (2,044,597)


INCOME TAX  EXPENSE                                        56,597               -                 88,880               -
                                                           -------              --                -------              -


NET INCOME (LOSS)                                        $ 64,854      $(1,153,694)            $ 101,848     $ (2,044,597)
                                                     =============   ==============       ===============   ==============

Net income (loss) per share:
                                                     =============   ==============       ===============   ==============
       Basic                                                $ 0.01          $ (0.24)               $ 0.02          $ (0.44)
                                                     =============   ==============       ===============   ==============
                                                     =============   ==============       ===============   ==============
       Diluted                                              $ 0.01          $ (0.24)               $ 0.02          $ (0.44)
                                                     =============   ==============       ===============   ==============

Weighted Average Shares Outstanding:
       Basic                                            4,599,200        4,599,200             4,599,200        4,599,200
                                                     =============   ==============       ===============   ==============
       Diluted                                          4,777,466        4,599,200             4,775,681        4,599,200
                                                     =============   ==============       ===============   ==============






        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                      Six Months Ended June 30,
                                                                          -------------------------------------------
                                                                                  1997                        1998
                                                                                  ----                        ----
OPERATING ACTIVITIES:
     Net income (loss)                                                         $ 101,848                 $(2,044,597)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities -
          Provision for deferred rent                                             45,855                       7,913
          Depreciation and amortization                                          190,888                     260,043
          Provision for losses on accounts receivable                             25,002                       6,453
          (Increase) decrease in assets -
             Accounts receivable                                                (534,652)                    543,816
             Inventory                                                           (65,485)                    (78,557)
             Other assets                                                         19,707                      15,756

          Increase (decrease) in liabilities -
             Accounts payable                                                     82,633                     367,924
             Accrued expenses                                                     88,066                     327,160
                                                                                  -------                    -------
                Net cash used in operating activities                            (46,138)                   (594,089)
                                                                                 --------                   ---------

INVESTING ACTIVITIES:
     Payments for purchases of property and equipment                           (804,558)                    (19,566)
     Proceeds from certificate of deposit                                             -                      500,000
                                                                                      --                     -------
                 Net cash (used in) provided by investing activities            (804,558)                    480,434
                                                                                ---------                    -------

FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit                              (500,000)                    500,000
     Receivable purchase line of credit, net                                     577,961                    (510,574)
     Repayments on long-term debt                                                (82,325)                    (55,021)
     Borrowing on long-term debt                                                 800,000                           -
     Payments on capital lease obligations                                       (30,528)                    (31,847)
     S corporation distributions paid                                            (44,041)                         -
                                                                                 --------                         -
                 Net cash provided by (used in) financing activities             721,067                     (97,442)
                                                                                 --------                    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (129,629)                   (211,097)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                       1,928,340                     466,542
                                                                               ----------                    -------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                            $1,798,711                   $ 255,445
                                                                              ==========                   =========

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                  $ 111,849                   $ 107,459
                                                                               =========                   =========
     Taxes                                                                      $ 29,575                     $ 4,087
                                                                               ==========                  =========


        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDING JUNE 30, 1998


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION:
---------------------------------------------------

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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Blue Fish Clothing, Inc. The results of operations for the three months and six months ended June 30, 1998 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

The Company incurred losses in 1996, 1997, and the first half of 1998. The net sales in the first half of 1998 declined $1,898,412 as compared to the first half of 1997. Wholesale sales are budgeted to be lower in the third and fourth quarters of 1998 as compared to the same periods in 1997. The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to comply with the terms of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to attain successful operations. Management is currently seeking equity investments, refining its operating structure, reorganizing its marketing function and seeking additional financing so that it can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
---------------------------------------------------------

Inventories
The components of inventory as presented are as follows:

                                       December 31,              June 30,
                                           1997                    1998
                                       ------------            -------------
         Raw materials                 $    296,700            $     512,536
         Work-in-process                    810,737                  619,200
         Finished goods, net              1,836,729                1,890,987
                                       ------------            -------------
                                       $  2,944,166            $   3,022,723
                                       ============            =============

Major Customers and Concentration of Credit Risk
------------------------------------------------

The Company has one significant customer that accounted for 17.9% and 12.5% of total sales for the six months ended June 30, 1997 and June 30, 1998, respectively. This same customer accounted for 17.8% and 28.7% of net accounts receivable at December 31, 1997 and June 30, 1998, respectively.

NOTE 3 - INCOME TAXES:
----------------------

Due to recurring losses, the Company has provided a full valuation for the tax benefit associated with the 1998 loss.

NOTE 4 - FINANCING ARRANGEMENTS
-------------------------------

On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, a principal shareholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000 and the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. This minimum deposit amount was used for working capital needs during the first quarter of 1998.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases and Real Estate
----------------------
In December 1996, the Company entered into a lease for a new Corporate facility. The lease was scheduled to commence in June 1998. In 1997, the lease was amended, obligating the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. In addition, the Company was obligated to make payments of approximately $340,000 related primarily to building improvements at this site of which $50,000 was paid as of June 30, 1998. In July 1998, this lease was terminated, as were all commitments for rent and improvements, in consideration of cash and stock valued in the aggregate at $252,000. The Company is obligated to pay $102,000 in cash to the Lessor based on the following payment schedule; $12,000 on each of July 6 and July 30, 1998 (both of which were paid), $38,000 on or before June 30, 1999, and $40,000 on or before June 30, 2000. The Company must pay interest at the rate of 8.5% per annum on the then unpaid principal balance of the amount due on the first of each month, commencing August 1, 1998. In addition, the Company issued to the Lessor 120,000 shares of Common Stock valued at $1.25 per share, the last sale price for the Company's Common Stock prior to issuance. The shares are restricted as they have not been registered under the Securities Act of 1933. With the execution of the agreement terminating the lease, the Company's principal stockholder executed and delivered a personal guaranty for $180,000, which will be reduced to $142,000 when the payment due June 30, 1999 is made, and shall terminate when the payment due June 30, 2000 is made. Expenses of $302,000 are included in unusual items in the 1998 periods presented.

In 1997, the Company received an economic development grant of $200,000, the proceeds of which were paid to the Lessor of the proposed Corporate facility for certain renovation costs at the site and for which the Company received a credit against the purchase price. After the termination of the lease, the granting authority commenced a review of the use of the grant proceeds and has indicated that the Company will receive a report on its findings by September 30, 1998. Management believes that the grant proceeds were expended in accordance with the terms of the grant. No assurance can be given, however, that the granting authority will accept Management's position on these expenditures. If the granting authority requires a return of some or all of the grant proceeds, the Company will record a corresponding charge.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date was June 30, 1998, which coincided with the scheduled expiration date of the Company's lease for the premises. On June 25, 1998, the Company entered into an Assignment and Assumption of Agreement of Sale with a related party, pursuant to which the Company assigned its right to purchase its production facility. Pursuant to the Assignment, the $37,500 deposit for the Agreement of Sale was released to Seller and credited against the purchase price, the Company was permitted to continue to occupy its production facility in consideration of additional rent of $2,000 per month, to be withdrawn from a security deposit held by the Seller, and the closing date was advanced by 30 days upon each payment to Seller of $10,000 on July 1, August 1, and September 1, 1998. The Company has made the July 1 and August 1 payments and, accordingly, the closing date has been advanced to August 31, 1998.

In May 1998, the Company vacated the New York showroom. The Company is negotiating with the landlord to determine a final lease termination settlement. The original lease is scheduled to expire in December 2000.

In June 1998, the Company extended its existing lease for its second facility in Frenchtown, NJ which expires on November 30, 1998. The term of the lease is for three years beginning December 1, 1998 and ending November 30, 2001. The Company will have the option for a two year lease extension.

Severance Obligations
---------------------
The Company recorded a charge in the first quarter of 1998 for severance to be paid out to former employees of approximately $123,000, which is included in unusual items in the accompanying financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1998 ("1998 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 ("1997 QUARTER")

SALES. The Company's sales decreased by $792,856 or 20.3% to $3,107,151 in the 1998 quarter as compared to the 1997 quarter. The Company's wholesale sales decreased by 46.5% from $2,352,713 in the 1997 quarter to $1,257,994 in the 1998 quarter, its retail sales increased by 22.1% from $1,208,860 in the 1997 quarter to $1,475,521 in the 1998 quarter and craft fair sales increased by 10.4% from $338,434 in the 1997 quarter to $373,636 in the 1998 quarter. The Company attributes the wholesale sales decrease during the 1998 period primarily to the decreased sales of the Summer 1998 line as compared to the Summer 1997 line. The Company required customers to buy in prepack assortments and modified its garment sizing structure beginning with the Spring 1998 line. These changes were not received well by the customers. The Summer line was not received well by customers in design concept, and the changes made in the Spring line also negatively affected Summer sales. Boutique sales declined by 46.5% and department store sales declined by 63.6% in the quarter. The retail sales increase was primarily due to a store which opened in October 1997 generating sales during the 1998 quarter. Same store sales increased by 4.2% during the quarter primarily due to increased markdowns of the

Spring 1998 line and the sale of noncurrent inventory. Craft sales increased due to additional craft shows being scheduled to sell prior season inventory as well as increased revenues at existing venues.

GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 12.2 percentage points from 53.5% in the 1997 period to 41.3% in the 1998 period. This decrease was primarily due to the increased markdowns taken on current season items and the sale of non current inventory at reduced prices at the Company's retail stores.

UNUSUAL ITEMS. The Company incurred expenses of $302,000 in connection with the termination of the Corporate facility lease in Palmer Township, Pennsylvania. These expenses related to lost deposits, cash and stock payments.

OPERATING EXPENSES. The Company's operating expenses increased by $158,708 or 8.3% from $1,913,668 in the 1997 period to $2,072,376 in the 1998 period. The increase in operating expenses in the 1998 period was primarily due to expenses of one new retail store which did not exist in the 1997 quarter, depreciation, advertising and professional expenses. See Liquidity and Capital Resources for management actions in response to the increased operating expenses.

INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $12,123 or 24.4% from $49,774 in the 1997 period to $61,897 in the 1998 period. Interest expense decreased by $1,916 primarily due to a decrease in assigned wholesale credit receivables as a result of decreased wholesale sales partially offset by increased borrowings for the Company's working capital needs. Interest income decreased by $14,039 as a result of spending a portion of the Company's initial public offering proceeds that were held in interest bearing instruments in 1996.

PRE-TAX INCOME (LOSS). As a result of the foregoing, income before income tax provision decreased $1,275,145 from $121,451 of pre-tax income in the 1997 period to a pre-tax loss of $1,153,694 in the 1998 period.

INCOME TAX (BENEFIT) PROVISION. Due to recurring losses, no tax benefit has been recorded in the 1998 period. During the 1997 period the effective tax rate was 46.6% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

SIX MONTHS ENDED JUNE 30, 1998 ("1998 PERIOD") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("1997 PERIOD")
--------------------------------------------------------------------------------

SALES. The Company's sales decreased by $1,898,412 or 25.9% to $5,444,450 in the 1998 period as compared to the 1997 period. The Company's wholesale sales decreased by 48.4% from $4,958,208 in the 1997 period to $2,560,161 in the 1998 period, its retail sales increased by 16.7% from $1,949,936 in the 1997 period to $2,274,762 in the 1998 period and craft fair sales increased by 40.2% from $434,717 in the 1997 period to $609,527 in the 1998 period. The Company attributes the wholesale sales decrease during the 1998 period primarily to the decreased sales of the Spring and Summer 1998 line. The Company began requiring customers to buy the Spring line in prepack assortments and modified its garment sizing structure. These changes were not received well by the customers. The Summer line was not received well by customers in design concept, and the changes made in the Spring line also negatively affected Summer sales. Boutique sales declined by 48.4% and department store sales declined by 58.0%. The retail sales increase was primarily due to stores which opened in March 1997 and October 1997 generating sales during the entire 1998 period, partially offset by a same store sales decrease of 8.4%. Same store sales decreased primarily due to increased customer returns and a sizing problem for larger customers who did not purchase goods in the period. Craft sales increased due to additional craft shows being scheduled to sell prior season inventory as well as increased revenues at existing venues.

GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 8.8 percentage points from 53.5% in the 1997 period to 44.7% in the 1998 period. This decrease was primarily due to increased markdowns taken at the Company's retail stores, and noncurrent inventory sold at a reduced price at the Company's retail stores during the second quarter.

UNUSUAL ITEMS. Unusual items consist of lease termination and severance costs. The Company incurred expenses of $302,000 in connection with the termination of the Corporate facility lease in Palmer Township, Pennsylvania. These expenses related to lost deposits, cash and stock payments. In connection with the termination of certain employees, the Company incurred expenses of $123,000 for severance during first quarter 1998.

OPERATING EXPENSES. The Company's operating expenses increased by $318,904 or 8.8% from $3,624,425 in the 1997 period to $3,943,329 in the 1998 period. The increase in operating expenses in the 1998 period was primarily due to expenses of two new retail stores which did not exist for the entire 1997 period, depreciation, advertising and professional expenses. See Liquidity and Capital Resources for management actions in response to the increased operating expenses.

INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $541 or 0.5% from $111,669 in the 1997 period to $112,210 in the 1998 period. Interest expense decreased by $22,044 primarily due to a decrease in assigned wholesale credit receivables resulting from decreased wholesale sales, partially offset by increased borrowings for the Company's working capital needs. Interest income decreased by $22,585 as a result of spending a portion of the Company's initial public offering proceeds that were held in interest bearing instruments in 1996.

PRE-TAX INCOME (LOSS). As a result of the foregoing, income before income tax provision decreased $2,235,325 from $190,728 of pre-tax income in the 1997 period to a pre-tax loss of $2,044,597 in the 1998 period.

INCOME TAX (BENEFIT) PROVISION. Due to recurring losses, no tax benefit has been recorded in the 1998 period. During the 1997 period the effective tax rate was 46.6% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Company had $255,445 in cash and cash equivalents (of which $65,007 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $650,074 outstanding and in transit), a demand bank line of credit for up to $1,000,000 (with a $1,000,000 outstanding balance), an $800,000 note payable to a bank (with a $750,000 outstanding balance) which requires a $300,000 certificate of deposit as security, and a $345,000 loan from a shareholder. At June 30, 1998, the Company had working capital of $288,029, reflecting a decrease in working capital of $1,922,103 from $2,210,132 on December 31, 1997. Working capital is defined as current assets less current liabilities.

Net cash used in operations was ($594,089) during the six months ended June 30, 1998, consisting primarily of the net loss before depreciation and amortization of $1,784,554 partially offset by a decrease in accounts receivable of $543,816, an increase in accounts payable of $367,924 and an increase in accrued expenses of $327,160. The decrease in accounts receivable and increase in inventory are primarily due to lower wholesale sales. Net cash used in operating activities during the same period for 1997 was ($46,138), which consisted primarily of increases in accounts receivable of $534,652 partially offset by net income before depreciation and amortization of $292,736 and increases in accounts payable and accrued expenses of $82,633 and $88,066 respectively.

Net cash provided by investing activities in the 1998 period was $480,434 consisting of proceeds from a certificate of deposit of $500,000, partially offset by capital expenditures. Net cash used in investing activities in the 1997 period was ($804,558) which consisted of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, and the ongoing implementation of the Company's Management Information System.

Net cash used in financing activities in the 1998 period was ($97,442), consisting primarily of a decrease in the Company's receivable purchase line of credit of $510,574 offset by additional net borrowings on long term debt of $413,132. Net cash provided by financing activities in the 1997 period was $721,067, which consisted primarily of an increase in the Company's receivable purchase line of credit of $577,961 and additional net borrowings of $187,147.

On June 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing June 25, 1998 through June 25, 2001, and one principal payment of $600,000 is to be paid on June 25, 2002. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, the principal stockholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. This minimum deposit amount was spent for working capital needs during the first quarter of 1998.

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

In December 1996, the Company entered into a lease for a new Corporate facility. The lease was scheduled to commence in June 1998. Minimum lease payments were due monthly and began at $267,120 per year and increased 3% per year throughout the term plus a common area maintenance charge at the greater of $15,000 or 5% of base rent. In 1997, the lease was amended, obligating the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. In addition, the Company was obligated to make payments of approximately $340,000 related primarily to building improvements at this site of which $50,000 was paid as of June 30, 1998. In July 1998, this lease was terminated, as were all commitments for rent and improvements, in consideration of cash and stock valued in the aggregate at $252,000. The Company is obligated to pay $102,000 in cash to the Lessor based on the following payment schedule; $12,000 on each of July 6 and July 30, 1998 (both of which were paid), $38,000 on or before June 30, 1999, and $40,000 on or before June 30, 2000. The Company must pay interest at the rate of 8.5% per annum on the then unpaid principal balance of the amount due on the first of each month, commencing August 1, 1998. In addition, the Company issued to the Lessor 120,000 shares of Common Stock valued at $1.25 per share, the last sale price for the Company's Common Stock prior to issuance. The shares are restricted as they have not been registered under the Securities Act of 1933. With the execution of the agreement terminating the lease, the Company's principal stockholder executed and delivered a personal guaranty for $180,000, which will be reduced to $142,000 when the payment due June 30, 1999 is made, and shall terminate when the payment due June 30, 2000 is made. Expenses of $302,000 are included in unusual items in the 1998 periods presented.

In 1997, the Company received an economic development grant of $200,000, the proceeds of which were paid to the Lessor of the proposed Corporate facility for certain renovation costs at the site and for which the Company received a credit against the purchase price. After the termination of the lease, the granting authority commenced a review of the use of the grant proceeds and has indicated that the Company will receive a report on its findings by September 30, 1998. Management believes that the grant proceeds were expended in accordance with the terms of the grant. No assurance can be given, however, that the granting authority will accept Management's position on these expenditures. If the granting authority requires a return of some or all of the grant proceeds, the Company will record a corresponding charge.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date was June 30, 1998, which coincided with the scheduled expiration date of the Company's lease for the premises. On June 25, 1998, the Company entered into an Assignment and Assumption of Agreement of Sale with a related party, pursuant to which the Company assigned its right to purchase its production facility. Pursuant to the Assignment, the $37,500 deposit for the Agreement of Sale was released to Seller and credited against the purchase price, the Company was permitted to continue to occupy its production facility in consideration of additional rent of $2,000 per month, to be withdrawn from a security deposit held by the Seller, and the closing date was advanced by 30 days upon each payment to Seller of $10,000 on July 1, August 1, and September 1, 1998. The Company has made the July 1 and August 1 payments and, accordingly, the closing date has been advanced to August 31, 1998.

In May 1998, the Company vacated the New York showroom. The Company is negotiating with the landlord to determine a final lease termination settlement. The original lease is scheduled to expire in December 2000.

In June 1998, the Company extended its existing lease for its second facility in Frenchtown, NJ which expires on November 30, 1998. The term of the lease is for three years beginning December 1, 1998 and ending November 30, 2001. The Company will have the option for a two year lease extension.

GOING CONCERN
-------------
During the first and second quarters of 1998, the Company experienced diminishing cash flow, due primarily to a significant drop in wholesale sales. The Company experienced a reduction in net sales in the first and second quarters of 1998, as compared to the first and second quarters of 1997, and expects to report a loss in 1998. In response to lower sales and revised budgets, the Company has undertaken significant personnel and other cost reductions to realign the Company's production and management functions to improve operational efficiencies. The effects of these changes are expected to be realized in subsequent quarters. In their report on the

Company's financial statements for the year ended December 31, 1997, the Company's independent public accountants have included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern, unless the Company is able to secure additional financing to meet its obligations on a timely basis and to increase sales. Management intends to continue to make cost reductions where possible and to initiate various management actions to address the sales shortfall, as well as to pursue aggressively additional sources of financing and evaluate ways to sell excess inventory. No assurance can be given that these management actions will be successful.


FORWARD LOOKING INFORMATION
---------------------------
THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "LIQUIDITY AND CAPITAL RESOURCES." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) UNCERTAIN FUTURE SALES GROWTH AND OPERATING RESULTS; (2) COMPETITION; (3) SEASONALITY; (4) DEPENDENCE ON FOUNDER AND EXECUTIVE OFFICERS; (5) RELIANCE ON AND POSSIBLE LIMITED APPEAL OF THE "BLUE FISH CONCEPT"; (6) SENSITIVITY OF APPAREL DESIGN; (7) SIGNIFICANT WHOLESALE CUSTOMERS; AND (8) FUTURE CAPITAL NEEDS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         a-b.  Not applicable

         c. On July 8, 1998, the Registrant issued 120,000 shares of its restricted Common Stock, $.001 par value per share, to William I. Roberts, as nominee of Upper Mill, L.P. pursuant to a letter agreement by and between the Registrant and Upper Mill, L.P. dated July 6, 1998 in consideration of the termination of a certain lease agreement for premises located in Palmer Township, Pennsylvania. The Registrant claimed the exemption provided by Section 4(2) of the Securities Act of 1933 as this issuance was not in connection with a public offering of the Registrant's securities.

         d. On November 13, 1995, the Registrant commenced a direct public offering of 800,000 shares of Common Stock, $.001 par value per share, registered under the Securities Act of 1993 on Form SB-2, Commission File No. 33-974218-NY, which was declared effective on that date. The offering was conducted directly by the Registrant (with no underwriter) on a minimum/maximum basis. On May 15, 1996, the Registrant sold 787,200 shares of its Common Stock and the offering was terminated. After the deduction of offering expenses of approximately $500,000, all of which were paid to non-affiliates of the Registrant, the net proceeds of the offering were approximately $3,436,000. There were no underwriting discounts and commissions, finders' fees, or expenses paid to or for underwriters. As of June 30, 1998, approximately $921,000 of the net proceeds was used for construction of plant, building and facilities; approximately $700,000 was used for purchase and installation of machinery and equipment, including management information systems hardware and software; approximately $1,515,000 was used for working capital; and approximately $300,000 was in temporary investments consisting of a certificate of deposit. All payments of proceeds were to non-affiliates of the Registrant. The only material changes from the use of proceeds listed in the Registrant's Prospectus are that the Registrant used approximately $950,000 less for retail store expansion, due to a change in the Registrant's plan for new store openings, and approximately $640,000 more in working capital and general corporate purposes. Previously, the Registrant reported the application of proceeds on Form SR--"Report of Sales of Securities and Use of Proceeds Therefrom."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable


ITEM 5.  OTHER INFORMATION
         -----------------

         On August 7, 1998, the Registrant announced that Richard E. Swarttz, Vice President of Finance and Chief Financial Officer, resigned effective immediately to pursue other career opportunities. Acting Chief Executive Officer Jeffrey L. Haims assumed the CFO function.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

              10.41. Letter Agreement by and between Upper Mill, L.P. and the Registrant dated July 6, 1998

              10.42. Guaranty of Jennifer Barclay in favor of Upper Mill, L.P. dated July 6, 1998

              10.43. Assignment and Assumption of Agreement of Sale by and between the Registrant and David Barclay dated June 25, 1998

              27.     Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on August 19, 1998.


                                            BLUE FISH CLOTHING, INC.
                                            ---------------------------------
                                            (Registrant)





DATE: August 19, 1998                       /s/ Jeffrey L. Haims
                                            ---------------------------------
                                            Jeffrey L. Haims
                                            Acting Chief Executive Officer and
                                            Chief Financial Officer

                                  EXHIBIT INDEX


    10.41. Letter Agreement by and between Upper Mill, L.P. and the Registrant dated July 6, 1998

    10.42.            Guaranty of Jennifer Barclay in favor of Upper Mill, L.P.
                      dated July 6, 1998

    10.43. Assignment and Assumption of Agreement of Sale by and between the Registrant and David Barclay dated June 25, 1998

    27.               Financial Data Schedule