Form 10QSB
period 1998-09-30
BLUE FISH CLOTHING INC
filed 1998-11-24
CIK 1001594

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

                                 YES   X         NO
                                      ---            ---

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
As of November 20, 1998, 4,719,200 shares of Common Stock, $.001 par value per share, were issued and outstanding.

       Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                            BLUE FISH CLOTHING, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets - December 31, 1997 and September 30, 1998             3

        Statements of Operations - For the Three and Nine Months Ended        4
                September 30, 1997 and September 30, 1998

        Statements of Cash Flows - For the Nine Months Ended                  5
                September 30, 1997 and September 30, 1998

        Notes to Financial Statements                                         6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                     10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              18

     ITEM 2.  CHANGES IN SECURITIES                                          18

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                  18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                    19
              HOLDERS

     ITEM 5.  OTHER INFORMATION                                              19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               19

     SIGNATURES                                                              20

                            BLUE FISH CLOTHING, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                           December 31,        September 30,
      ASSETS                                                   1997                1998
                                                            ----------          -----------
CURRENT ASSETS
      Cash and cash equivalents                              $ 350,477            $ 121,237
      Restricted cash                                          116,065               70,242
      Certificate of deposit                                   500,000                    -
      Receivables, net of allowance of
           $40,000 and $51,386                               1,180,962              690,149
      Inventories, net                                       2,944,166            2,492,671
      Other current assets                                     175,736               95,234
                                                            ----------          -----------
                Total current assets                         5,267,406            3,469,533

PROPERTY AND EQUIPMENT
      Property and equipment, net of accumulated
           depreciation of $819,575 and $1,199,406           1,898,489            1,541,504

OTHER ASSETS:
      Restricted certificate of deposit                        300,000              300,000
      Security deposits                                        254,551              128,374
                                                            ----------          -----------
                                                            $7,720,446          $ 5,439,411
                                                            ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
      Line of credit                                         $ 500,000          $ 1,000,000
      Current portion of long-term debt                        222,786              252,677
      Receivable purchase line of credit                     1,160,648              702,422
      Accounts payable                                         808,893            1,635,140
      Accrued expenses                                         364,947              444,574
                                                            ----------          -----------
                Total current liabilities                    3,057,274            4,034,813
                                                            ----------          -----------
DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES                267,553               88,221
                                                            ----------          -----------
LONG-TERM DEBT                                               1,055,195              999,732
                                                            ----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 11,000,000
           shares authorized, 4,599,200 and 4,719,200
           shares issued and outstanding, respectively           4,599                4,719
      Additional paid-in capital                             3,799,815            3,949,695
      Retained (deficit)                                      (463,990)          (3,637,769)
                                                            ----------          -----------
                Total stockholders' equity                   3,340,424              316,646

                                                            $7,720,446          $ 5,439,411
                                                            ==========          ===========

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                             --------------------------     ----------------------------
                                                1997            1998            1997            1998
SALES                                        $3,637,239     $ 3,199,876     $ 10,980,101     $ 8,644,326
COST OF GOODS SOLD                            1,539,347       2,228,774        4,955,387       5,235,731
                                             ----------     -----------     ------------     -----------
          Gross margin                        2,097,892         971,102        6,024,714       3,408,595

UNUSUAL ITEMS                                         -               -                -         425,000

OPERATING EXPENSES                            1,894,081       2,038,697        5,518,506       5,981,924
                                             ----------     -----------     ------------     -----------

          Income (loss) from operations         203,811      (1,067,595)         506,208      (2,998,329)


INTEREST EXPENSE, NET                            61,088          63,240          172,757         175,450
                                             ----------     -----------     ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES               142,723      (1,130,835)         333,451      (3,173,779)


INCOME TAX  EXPENSE                              72,844               -          161,724               -
                                             ----------     -----------     ------------     -----------

NET INCOME (LOSS)                              $ 69,879    $ (1,130,835)       $ 171,727     $(3,173,779)
                                             ===========   =============    =============    ============

Net income (loss) per share:
                                             ----------     -----------     ------------     -----------
       Basic                                     $ 0.01         $ (0.24)          $ 0.04         $ (0.68)
                                             ===========   =============    =============    ============
       Diluted                                   $ 0.01         $ (0.24)          $ 0.04         $ (0.68)
                                             ===========   =============    =============    ============

Weighted Average Shares Outstanding:
       Basic                                  4,672,556       4,710,070        4,267,808       4,636,563
                                             ===========   =============    =============    ============
       Diluted                                4,791,023       4,710,070        4,780,791       4,636,563
                                             ===========   =============    =============    ============


        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                Nine Months Ended September 30,
                                                                                ------------------------------
                                                                                    1997             1998
OPERATING ACTIVITIES:
              Net income (loss)                                                   $ 171,727      $ (3,173,779)
              Adjustments to reconcile net income (loss) to net cash
                 used in operating activities -
                   Deferred tax (benefit) expense                                                           -
                   Provision for deferred rent                                       59,699          (179,332)
                   Depreciation and amortization                                    299,711           379,831
                   Lease termination charge                                                           150,000
                   Provision for losses on accounts receivable                       38,107            11,386
                   (Increase) decrease in assets -
                      Accounts receivable                                          (916,913)          479,427
                      Inventory                                                    (269,842)          451,495
                      Other assets                                                   25,019           206,679

                   Increase in liabilities -
                      Accounts payable                                              168,609           826,247
                      Accrued expenses                                               37,309            79,627
                                                                                ------------     -------------
                         Net cash used in operating activities                     (386,574)         (768,419)
                                                                                ------------     -------------
INVESTING ACTIVITIES:
              Proceeds from sale of property and equipment                                -                 -
              Payments for purchases of property and equipment                   (1,043,795)          (22,846)
              (Purchase) redemption of certificate of deposit                      (300,000)          500,000
                                                                                ------------     -------------
                          Net cash (used in) provided by investing activities    (1,343,795)          477,154
                                                                                ------------     -------------
FINANCING ACTIVITIES:
              Net borrowings (repayments) on line of credit                        (500,000)          500,000
              Receivable purchase line of credit, net                               904,058          (458,226)
              Borrowing on long-term debt                                                 -            78,000
              Repayments on long-term debt                                         (102,016)          (60,874)
              Borrowing on long-term debt                                           800,000                 -
              Payments on capital lease obligations                                 (38,684)          (42,698)
              S corporation distributions paid                                      (44,041)               -
                                                                                ------------     -------------
              Exercise of employee stock options                                         -                 -
                                                                                ------------     -------------
                          Net cash provided by financing activities               1,019,317            16,202
                                                                                ------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (711,052)         (275,063)
CASH AND CASH EQUIVALENTS,
              BEGINNING OF PERIOD                                                 1,928,340           466,542
                                                                                ------------     -------------
CASH AND CASH EQUIVALENTS,
              END OF PERIOD                                                     $ 1,217,288      $    191,479
                                                                                ============     =============
CASH PAID DURING THE PERIOD FOR:
              Interest                                                          $   164,514      $    177,984
                                                                                ============     =============
              Taxes                                                             $    33,483      $      4,087
                                                                                ============     =============

        The accompanying notes are an integral part of these statements.

                            BLUE FISH CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1998


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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company. The results of operations for the three months and nine months ended September 30, 1998 or any other interim period, are not necessarily indicative of the results to be expected for the full year.

The Company incurred losses in 1996, 1997, and for the first 9 months of 1998. The net sales as of September 30, 1998 declined $2,335,775 as compared to the nine months ending September 30, 1997. Wholesale sales are budgeted to be lower in the fourth quarter of 1998 as compared to the same period in 1997. The Company's existing financing structure is not deemed adequate to support the projected 1998 cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES:
---------------------------------------------------------

Inventories
-----------
The components of inventory as presented are as follows:

                                       December 31,           September 30,
                                          1997                     1998
                                       -----------             ------------
         Raw materials                 $  296,700              $   590,974
         Work-in-process                  810,737                  715,347
         Finished goods, net            1,836,729                1,186,350
                                       -----------             ------------
                                       $ 2,944,166             $  2,492,671
                                       ===========             ============

Major Customers and Concentration of Credit Risk
------------------------------------------------
The Company has one significant customer that accounted for 17% and 9.1% of total sales for the nine months ended September 30, 1997 and September 30, 1998, respectively. This same customer accounted for 10.9% and 11.9% of net accounts receivable at December 31, 1997 and September 30, 1998, respectively.

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

At December 31, 1997, the Company had a line of credit of $500,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. In March 1998, the line was increased to $1,000,000 subject to borrowing limits based on inventory and extended to April 1999. These additional funds were borrowed on April 10, 1998. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.5% as a discount to all receivables assigned, and the

Company is responsible for reimbursing the bank for all uncollectible accounts. In March 1998, the receivable purchase line of credit was renewed and extended through March 1999, however, this line can be terminated by either party upon notice, as defined. Subsequent to September 30, 1998 the Company initiated discussions with the bank for borrowing under the receivable purchase line of credit to include wholesale orders of up to $ 400,000 in the existing borrowing base.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases and Real Estate
----------------------
In December 1996, the Company entered into a lease for a new Corporate facility. The lease was scheduled to commence in June 1998. In 1997, the lease was amended, obligating the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. In addition, the Company was obligated to make payments of approximately $340,000 related primarily to building improvements at this site of which $50,000 was paid as of September 30, 1998. In July 1998, this lease was terminated, as were all commitments for rent and improvements, in consideration of cash and stock valued in the aggregate at $252,000. The Company is obligated to pay $102,000 in cash to the Lessor based on the following payment schedule; $12,000 on each of July 6 and July 30, 1998 (both of which were paid), $38,000 on or before September 30, 1999, and $40,000 on or before September 30, 2000. The Company must pay interest at the rate of 8.5% per annum on the then unpaid principal balance of the amount due on the first of each month, commencing August 1, 1998. In addition, the Company issued to the Lessor 120,000 shares of Common Stock valued at $1.25 per share, the last sale price for the Company's Common Stock prior to issuance. The shares are restricted as they have not been registered under the Securities Act of 1933. With the execution of the agreement terminating the lease, the Company's principal stockholder executed and delivered a personal guaranty for $180,000, which will be reduced to $142,000 when the payment due September 30, 1999 is made, and shall terminate when the payment due September 30, 2000 is made. Expenses of $302,000 are included in unusual items for the nine months ending September 30, 1998.

In 1997, the Company received an economic development grant of $200,000, the proceeds of which were paid to the Lessor of the proposed Corporate facility for certain renovation costs at the site and for which the Company received a credit against the purchase price. After the termination of the lease, the granting authority commenced a review of the use of the grant proceeds and has indicated that the Company will receive a report on its findings. Management believes that the grant proceeds were expended in accordance with the terms of the grant. No assurance can be given, however, that the granting authority will accept Management's position on these expenditures. If the granting authority requires a return of some or all of the grant proceeds, the Company will record a corresponding charge.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date was September 30, 1998, which coincided with the scheduled expiration date of the Company's lease for the premises. On September 25, 1998, the Company entered into an Assignment and Assumption of Agreement of Sale with a related party, pursuant to which the Company assigned its right to purchase its production facility. Pursuant to the Assignment, the $37,500 deposit for the Agreement of Sale was released to Seller and credited against the purchase price, the Company was permitted to continue to occupy its production facility in consideration of additional rent of $2,000 per month, to be withdrawn from a security deposit held by the Seller, and the closing date was advanced by 30 days upon each payment to Seller of $10,000 on July 1, August 1, and September 1, 1998. In September, 1998 the Company entered into an agreement to lease its production factory in Frenchtown, NJ, from a related party. An additional $7,500 was paid to the related party to establish a $75,000 security fund to be refunded to Blue Fish Clothing upon completion of the lease. All payments made to the Seller were credited to the Company by the related party purchaser. The term of the lease is for seven years at a rate of $75,600 per annum, subject to changes in the prime rate, beginning October 1, 1998 ending September 30, 2005.

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


Employment
----------
During the third quarter, the Company entered into employment agreements with certain key employees providing for salary, stock options, performance bonuses and severance in certain circumstances.


NOTE 6 - STOCK OPTION PLANS
---------------------------

During the quarter, the Company granted employees options, under the 1995 Stock Option Plan, to purchase 370,500 shares of Common stock at the exercise prices ranging from $ 1.00 to $2.00 per share, which approximated fair value at the date of the grant.

Effective September 1, 1998, the Company instituted the 1998 Stock Option Plan, subject to shareholder approval. The Plan provides for the issuance of up to 1,200,000 shares of Common stock to employees and consultants under stock options for a term not to exceed nine yeas from the date of grant. Qualified and nonqualified stock options will be granted to employees at the discretion of the Compensation Committee (subject to certain plan limitations) at exercise prices at least equal to the fair market value of the Common stock for qualified incentive stock options. Consultants shall only be eligible to receive grants of nonqualified stock options. Stock options granted under the Plan shall vest in accordance with the terms and conditions determined by the Compensation Committee. During the third quarter of 1998, the Company granted options, under the Plan, to purchase 70,710 shares of Common stock at exercise prices ranging from $ 1.50 to $ 2.00 per share, which approximated the fair market value as of the grant date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 QUARTER") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 QUARTER")

SALES. The Company's sales decreased by $437,363 or 12.1% to $3,199,876 in the 1998 quarter as compared to the 1997 quarter. The Company's wholesale sales decreased by 46.1% from $2,250,609 in the 1997 quarter to $1,213,612 in the 1998 quarter, its retail sales increased by 27.5% from $1,104,670 in the 1997 quarter to $1,408,217 in the 1998 quarter and craft fair sales increased by 105% from $281,960 in the 1997 quarter to $578,047 in the 1998 quarter. The Company attributes the wholesale sales decrease during the 1998 period primarily to the decreased sales of the Fall 1998 line as compared to the Fall 1997 line. The Company required customers to buy in prepack assortments and modified its garment sizing structure beginning with the Spring 1998 line. These changes were not received well by the customers. The Summer line was not received well by customers in design concept, and the changes made in the Spring line also negatively affected Summer and Fall sales. Boutique sales declined by 46.1% and department store sales declined by 77% in the quarter as compared to the same period in 1997. The retail sales increase was primarily due to a store which opened in October 1997 generating sales during the entire 1998 quarter. Same store sales decreased by 1.4% during the quarter primarily due to increased markdowns of the Spring 1998 line and Summer 1998 line. Craft sales increased due to the opening of three temporary outlet stores located in Reading, PA, St. Michaels, MD, and Syracuse, NY. The three locations sold non-current inventory from 1997 and prior. Sales from the stores during the quarter were $397,609. All temporary outlet stores were closed as of September 7, 1998.

GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 27.4 percentage points from 57.7% in the 1997 period to

30.3% in the 1998 period. This decrease was primarily due to the increased markdowns taken on current season items and the sale of non-current inventory at reduced prices at the Company's outlet stores. See Liquidity and Capital Resources for management actions in response to the decrease in gross margin.

UNUSUAL ITEMS. The Company incurred expenses of $302,000 in connection with the termination of the Corporate facility lease in Palmer Township, Pennsylvania. These expenses related to lost deposits, and cash and stock payments.

OPERATING EXPENSES. The Company's operating expenses increased by $144,616 or 7.6% from $1,894,081 in the 1997 period to $2,038,697 in the 1998 period. The increase in operating expenses in the 1998 period was primarily due to expenses of one new retail store which did not exist in the 1997 quarter, depreciation, advertising and professional expenses. See Liquidity and Capital Resources for management actions in response to the increased operating expenses.

INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $2,152 or 3.5% from $61,088 in the 1997 period to $63,240 in the 1998 period. Interest expense increased by $2,693 primarily due to an increased borrowings for the Company's working capital needs offset by a decrease in assigned wholesale credit receivables as a result of decreased wholesale sales.

PRE-TAX INCOME (LOSS). As a result of the foregoing, income before income tax provision decreased $1,273,558 from $142,723 of pre-tax income in the 1997 period to a pre-tax loss of $1,130,835 in the 1998 period.

INCOME TAX PROVISION. Due to recurring losses, no tax benefit has been recorded in the 1998 period. During the 1997 period the effective tax rate was 51% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 PERIOD") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD")

SALES. The Company's sales decreased by $2,335,775 or 21.3% to $8,644,326 in the 1998 period as compared to the 1997 period. The Company's wholesale sales decreased by 47.7% from $7,208,817 in the 1997 period to $3,773,773 in the 1998 period, its retail sales increased by 20.6% from $3,054,607 in the 1997 period to $3,682,980 in the 1998 period and craft fair sales increased by 65.7% from $716,678 in the 1997 period to $1,187,573 in the 1998 period. The Company attributes the wholesale sales decrease during the 1998 period primarily to the decreased sales of the Spring and Summer 1998 line. The Company began requiring customers to buy the Spring line in prepack assortments and modified its garment sizing structure. These changes were not received well by the customers. The Summer line was not received well by customers in design concept, and the changes made in the Spring line also negatively affected Summer and Fall sales. Boutique sales declined by 47.7% and department store sales declined by 63.9%. The retail sales increase was primarily due to stores which opened in March 1997 and October 1997 generating sales during the entire 1998 period, partially offset by a same store sales decrease of 5.1%. Same store sales decreased primarily due to increased customer returns and a sizing problem for larger customers who did not purchase goods during the 9 month period. Craft sales increased due to the opening of three temporary outlet stores located in Reading, PA, St. Michaels, MD, and Syracuse, NY. The three locations sold non-current inventory from 1997 and prior. Sales from the stores during 1998 were $430,506. All temporary Outlet stores were closed as of September 7, 1998.

GROSS MARGIN. The major components affecting gross margin are raw material and production costs, wholesale and retail maintained margins and sales mix. The Company's gross margin decreased, as a percentage of sales, by 15.5 percentage points from 54.9% in the 1997 period to 39.4% in the 1998 period. This decrease was primarily due to increased markdowns taken at the Company's retail stores, non-current inventory sold at a reduced price at the Company's retail stores during the second quarter and outlet stores during the third quarter.

UNUSUAL ITEMS. Unusual items consist of lease termination and severance costs. The Company incurred expenses of $302,000 in connection with the termination of the Corporate facility lease in Palmer Township, Pennsylvania. These expenses related to lost deposits, and cash and stock payments. In connection with the termination of certain employees, the Company incurred expenses of $123,000 for severance during first quarter 1998.

OPERATING EXPENSES. The Company's operating expenses increased by $463,418 or 8.4% from $5,518,506 in the 1997 period to $5,981,924 in the 1998 period. The increase in operating expenses in the 1998 period was primarily due to expenses of two new retail stores which did not exist for the entire 1997 period, depreciation, advertising and professional expenses. See Liquidity and Capital Resources for management actions in response to the increased operating expenses.

INTEREST EXPENSE, NET. The Company's interest expense, net, increased by $2,693 or 1.6% from $172,757 in the 1997 period to $175,450 in the 1998 period. Interest expense decreased by $28,469 primarily due to a decrease in assigned wholesale credit receivables resulting from decreased wholesale sales, partially offset by increased borrowings for the Company's working capital needs. Interest income decreased by $31,162 as a result of spending a portion of the Company's initial public offering proceeds that were held in interest bearing instruments in 1996.

PRE-TAX INCOME (LOSS). As a result of the foregoing, income before income tax provision decreased $3,507,230 from $333,451 of pre-tax income in the 1997 period to a pre-tax loss of $3,173,779 in the 1998 period.

INCOME TAX (BENEFIT) PROVISION. Due to recurring losses, no tax benefit has been recorded in the 1998 period. During the 1997 period the effective tax rate was 48.5% primarily due to Federal and state taxes and the impact of certain non-deductible expenditures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Company had $191,479 in cash and cash equivalents (of which $70,242 was restricted), a receivable purchase line of credit for up to $1,500,000 (with $702,422 outstanding and in transit), a demand bank line of credit for up to $1,000,000 (with a $1,000,000 outstanding balance), an $800,000 note payable to a bank (with a $750,000 outstanding balance) which requires a $300,000 certificate of deposit as security, and a $345,000 loan from a shareholder. At September 30, 1998, the Company had negative working capital of $565,280, reflecting a decrease in working capital of $2,775,412 from $2,210,132 on December 31, 1997. Working capital is defined as current assets less current liabilities. During 1998, the Company has funded its working capital requirements through the sale of prior season inventory at reduced margins as well as extending its payments to vendors.

Net cash used in operations was $768,419 during the nine months ended September 30, 1998, consisting primarily of the net loss before depreciation and amortization of $2,793,948 partially offset by a decrease in accounts receivable and inventory of $479,427 and $ 451,495 respectively and an increase in accounts payable of $826,247. The decrease in accounts receivable and increase in accounts payables are primarily due to lower wholesale sales. Net cash used in operating activities during the same period for 1997 was $386,574, which consisted primarily of increases in accounts receivable of $916,913 and inventory of $269,842 offset by net income before depreciation and amortization of $471,438 and increases in accounts payable and accrued expenses of $168,609 and $ 37,309 respectively.


Net cash provided by investing activities in the 1998 period was $477,154 consisting of proceeds from a certificate of deposit of $500,000, partially offset by capital expenditures. Net cash used in investing activities in the 1997 period was $1,343,795 which consisted of capital expenditures to purchase property and equipment, including construction and buildout of the Company's New York retail store which opened in March, 1997, and the ongoing implementation of the Company's Management Information System.

Net cash used in financing activities in the 1998 period was $16,202, consisting primarily of a increase in the Company's net borrowings of $474,428 offset by a decrease in the receivable purchase line of credit of $458,226. Net cash provided by financing activities in the 1997 period was $1,019,317, which consisted primarily of an increase in the Company's receivable purchase line of credit of $904,058 and additional net borrowings of $159,300.

On September 25, 1997, the Company entered into a Business Loan Agreement with a bank and received a promissory note in the amount of $800,000. This note is subject to monthly interest payments beginning July 25, 1997, with interest calculated on the unpaid principal balances at an interest rate of two percentage points over the Index. The Index represents the bank's one year certificate of deposit yield. Four principal payments of $50,000 are to be paid in annual installments commencing September 25, 1998 through September 25, 2001, and one principal payment of $600,000 is to be paid on September 25, 2002. This note was initially secured by an $842,000 certificate of deposit and guaranteed by Jennifer Barclay, the principal stockholder. On September 30, 1997, this Agreement was modified and the bank reduced its security interest in the certificate of deposit to $300,000. In addition, the Company agreed to maintain a minimum deposit account with the bank in an amount not less than $500,000. This minimum deposit amount was spent for working capital needs during the first quarter of 1998.

At December 31, 1997, the Company had a line of credit of $500,000 subject to a maximum outstanding amount not to exceed 50% of finished goods inventory plus 25% of work in process. This line of credit bears interest at the bank's prime interest rate plus 0.75% payable on demand or monthly. In March 1998, the line was increased to $1,000,000 subject to borrowing limits based on inventory and extended to April 1999. These additional funds were borrowed on April 10, 1998. The Company also has a receivable purchase line of credit agreement, which provides for the assignment and processing of Company receivables with recourse to a maximum outstanding assigned amount of $1,500,000 for a term of one year. The Company assigns 100% of its wholesale credit sales. The Company can borrow up to 90% of these assigned receivables, with the remaining 10% held in reserve in the event of customer payment default. The receivable purchase line of credit bears interest at 1.5% as a discount to all receivables assigned, and the Company is responsible for reimbursing the bank for all uncollectible accounts. In March 1998, the receivable purchase line of credit was renewed and extended through March 1999, however, this line can be terminated by either party upon notice, as defined. Subsequent to September 30, 1998 the company initiated discussions with the bank for borrowing under the receivable purchase line of credit to include wholesale order of up to $ 400,000 in the existing borrowing base. As of November 16, 1998, the bank funded $ 400,000 based on existing orders.

Both the line of credit and the receivable purchase line of credit are secured by a stockholder guarantee and have a first lien on all accounts receivable, inventory, equipment, fixtures and deposit accounts. Borrowings under the receivable purchase line, the line of credit, and the note payable to a bank contain cross-default and cross-collateralization provisions.

In December 1996, the Company entered into a lease for a new Corporate facility. The lease was scheduled to commence in June 1998. Minimum lease payments were due monthly and began at $267,120 per year and increased 3% per year throughout the term plus a common area maintenance charge at the greater of $15,000 or 5% of base rent. In 1997, the lease was amended, obligating the Company to purchase the Corporate facility and other buildings in the complex for $3,800,000 during the sixth year after the Company takes possession of the premises. In addition, the Company was obligated to make payments of approximately $340,000 related primarily to building improvements at this site of which $50,000 was paid as of September 30, 1998. In July 1998, this lease was terminated, as were all commitments for rent and improvements, in consideration of cash and stock valued in the aggregate at $252,000. The Company is obligated to pay $102,000 in cash to the Lessor based on the following payment schedule; $12,000 on each of July 6 and July 30, 1998 (both of which were paid), $38,000 on or before September 30, 1999, and $40,000 on or before September 30, 2000. The Company must pay interest at the rate of 8.5% per annum on the then unpaid principal balance of the amount due on the first of each month, commencing August 1, 1998. In addition, the Company issued to the Lessor 120,000 shares of Common Stock valued at $1.25 per share, the last sale price for the Company's Common Stock prior to issuance. The shares are restricted as they have not been registered under the Securities Act of 1933. With the execution of the agreement terminating the lease, the Company's principal stockholder executed and delivered a personal guaranty for $180,000, which will be reduced to $142,000 when the payment due September 30, 1999 is made, and shall terminate when the payment due September 30, 2000 is made. Expenses of $302,000 are included in unusual items in the first 9 months ending September 30, 1998.

In 1997, the Company received an economic development grant of $200,000, the proceeds of which were paid to the Lessor of the proposed Corporate facility for certain renovation costs at the site and for which the Company received a credit against the purchase price. After the termination of the lease, the granting authority commenced a review of the use of the grant proceeds and has indicated that the Company will receive a report on its findings. Management believes that the grant proceeds were expended in accordance with the terms of the grant. No assurance can be given, however, that the granting authority will accept Management's position on these expenditures. If the granting authority requires a return of some or all of the grant proceeds, the Company will record a corresponding charge.

In April 1998, the Company entered into an Agreement to purchase its production facility in Frenchtown, New Jersey for $375,000 and paid a deposit of $37,500 upon execution of the Agreement. The scheduled closing date was September 30, 1998, which coincided with the scheduled expiration date of the Company's lease for the premises. On September 25, 1998, the Company entered into an Assignment and Assumption of Agreement of Sale with a related party, pursuant to which the Company assigned its right to purchase its production facility. Pursuant to the Assignment, the $37,500 deposit for the Agreement of Sale was released to Seller and credited against the purchase price, the Company was permitted to continue to occupy its production facility in consideration of additional rent of $2,000 per month, to be withdrawn from a security deposit held by the Seller, and the closing date was advanced by 30 days upon each payment to Seller of $10,000 on July 1, August 1, and September 1, 1998. In September, 1998 the company entered into an agreement to lease its production factory in Frenchtown, NJ, from a related party. An additional $7,500 was paid to the related party to establish a $75,000 security fund to be refunded to Blue Fish Clothing upon completion of the lease. The term of the lease if for seven years at a rate of $75,600 per annum, subject to changes in the prime rate, beginning October 1, 1998 ending September 30, 2005.

In May 1998, the Company vacated the New York showroom. The Company is negotiating with the landlord to determine a final lease termination settlement. The original lease is scheduled to expire in December 2000.

In September 1998, the Company extended its existing lease for its second facility in Frenchtown, NJ which expires on November 30, 1998. The term of the lease is for three years beginning December 1, 1998 and ending November 30, 2001. The Company will have the option for a two year lease extension.

THE YEAR 2000
-------------

The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of similar normal business activities.

     Unlike many businesses in the apparel industry, the Company is not highly directly reliant on computer technology in its day-to-day operations. The Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own information systems. The Company is currently in the process, which it expects to complete in the first quarter of 1999, of ensuring that its own information systems are Year 2000 compliant. The Company has projected total remediation expense related to this effort to be immaterial. In the event that the Company's efforts at remediation of the Year 2000 issue fail, the Company will rely on non-computerized production and point of sale methods to complete transactions and to carry on the Company's business.

Many of the purchases from the Company's stores are made with credit cards, and the Company's operations may be materially adversely affected to the extent that its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card vendor. The Company intends to conclude an analysis in the first half of 1999 to determine the extent to which its major customer's systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its major customer, or the extent to which it would be vulnerable to the customer's failure to remediate any Year 2000 issues on a timely basis. If the major customer is subject to the Year 2000 issue and fails to convert its systems on a timely basis, the Company could be materially adversely affected.

The Company does not believe that it has a material exposure to the Year 2000 issue with respect to its suppliers' systems. Because the Company does not have a single major supplier, but instead has a large number of small suppliers, the Company believes that it will be able to make purchases from other replacement suppliers if any of its current suppliers are unable to remediate any Year 2000 issues on a timely basis.

GOING CONCERN
-------------
During the first three quarters of 1998, the Company experienced diminishing cash flow, due primarily to a significant drop in wholesale sales. The Company experienced a reduction in net sales in the first three quarters of 1998, as compared to the first three quarters of 1997, and expects to report a loss in 1998. In response to lower sales and revised budgets, the Company has undertaken significant personnel and other cost reductions to realign the Company's production and management functions to improve operational efficiencies. The effects of these changes are expected to be realized in subsequent quarters. In their report on the Company's financial statements for the year ended December 31, 1997, the Company's independent public accountants have included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern, unless the Company is able to secure additional financing to meet its obligations on a timely basis and to increase sales. Management intends to continue to make cost reductions where possible and to initiate various management actions to address the sales shortfall, as well as to pursue aggressively additional sources of financing and evaluate ways to sell excess inventory. No assurance can be given that these management actions will be successful.

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


                                      -17

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         a-c.  Not applicable

         d. On November 13, 1995, the Registrant commenced a direct public offering of 800,000 shares of Common Stock, $.001 par value per share, registered under the Securities Act of 1993 on Form SB-2, Commission File No. 33-974218-NY, which was declared effective on that date. The offering was conducted directly by the Registrant (with no underwriter) on a minimum/maximum basis. On May 15, 1996, the Registrant sold 787,200 shares of its Common Stock and the offering was terminated. After the deduction of offering expenses of approximately $500,000, all of which were paid to non-affiliates of the Registrant, the net proceeds of the offering were approximately $3,436,000. There were no underwriting discounts and commissions, finders' fees, or expenses paid to or for underwriters. As of September 30, 1998, approximately $921,000 of the net proceeds was used for construction of plant, building and facilities; approximately $700,000 was used for purchase and installation of machinery and equipment, including management information systems hardware and software; approximately $1,515,000 was used for working capital; and approximately $300,000 was in temporary investments consisting of a certificate of deposit. All payments of proceeds were to non-affiliates of the Registrant. The only material changes from the use of proceeds listed in the Registrant's Prospectus are that the Registrant used approximately $950,000 less for retail store expansion, due to a change in the Registrant's plan for new store openings, and approximately $640,000 more in working capital and general corporate purposes. Previously, the Registrant reported the application of proceeds on Form SR--"Report of Sales of Securities and Use of Proceeds Therefrom."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------

         On August 7, 1998, the Registrant announced that Richard E. Swarttz, Vice President of Finance and Chief Financial Officer, resigned effective immediately to pursue other career opportunities. Then Acting Chief Executive Officer Jeffrey L. Haims assumed the CFO function. On August 21, 1998, Mr. Haims was appointed President and Chief Executive Officer and continues as Acting Chief Financial Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  EXHIBITS

              10.45.  1998 Stock Option Plan

              10.46. Employment Agreement between Peter Meade and the Registrant dated October 16, 1998

              27.     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Frenchtown in the State of New Jersey on November 23, 1998.


                                           BLUE FISH CLOTHING, INC.
                                           (Registrant)





DATE: November 23, 1998                    /s/ Jeffrey L. Haims
                                           -----------------------------
                                           Jeffrey L. Haims
                                           President and Chief Executive Officer
                                           and Acting Chief Financial Officer

                                  EXHIBIT INDEX


    10.45.            1998 Stock Option Plan

    10.46. Employment Agreement between Peter Meade and the Registrant dated October 16, 1998

    27.               Financial Data Schedule